Form 10-Q
period 2018-03-31
Krystal Biotech, Inc.
filed 2018-05-07
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-38210

Krystal Biotech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1080209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Emerging growth company ☒

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 10,309,615 shares of the registrant’s common stock issued and outstanding as of April 30, 2018.

Krystal Biotech, Inc.

ITEM 1.

Krystal Biotech, Inc.

Condensed Balance Sheets

	March 31,	December 31,
(In thousands, except shares and per share data)	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$47,228	$49,591
Prepaid and other current assets	441	323
Total current assets	47,669	49,914
Property and equipment, net	182	200
Total assets	$47,851	$50,114
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$89	$193
Accrued expenses and other current liabilities	363	447
Total current liabilities	452	640
Total liabilities	452	640
Commitments and contingencies (Note 5)
Preferred stock
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at March 31, 2018 (unaudited) and December 31, 2017; 2,061,773 shares issued, and no shares outstanding at March 31, 2018 (unaudited) and December 31, 2017	—	—
Total preferred stock	—	—
Stockholders' equity
Common stock; $0.00001 par value; 80,000,000 shares authorized at March 31, 2018 (unaudited) and December 31, 2017; 10,309,615 and 10,307,247 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	—	—
Additional paid-in capital	58,619	58,544
Accumulated deficit	(11,220)	(9,070)
Total stockholders' equity	47,399	49,474
Total liabilities, preferred stock and stockholders' equity	$47,851	$50,114

The accompanying notes are an integral part of these condensed financial statements.

Krystal Biotech, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2018	2017
Expenses
Research and development	$1,520	$319
General and administrative	757	146
Total operating expenses	2,277	465
Loss from operations	(2,277)	(465)
Other Expense
Interest and other income (expense), net	127	(29)
Total interest and other income (expense), net	127	(29)
Net loss	(2,150)	(494)
Net loss applicable to stockholders and members	$(2,150)	$(494)

Net loss attributable to common stockholders and members per share: Basic and diluted	$(0.21)	$(0.14)

Weighted-average common shares and common units outstanding: Basic and diluted	10,307,379	3,490,884

The accompanying notes are an integral part of these condensed financial statements.

Krystal Biotech, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating Activities
Net loss	$(2,150)	$(494)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18	1
Stock-based compensation expense	65	91
Non-cash interest expense	—	30
(Increase) decrease in
Prepaids and other assets	(118)	73
Accounts payable	(104)	16
Accrued expenses and other current liabilities	(80)	26
Net cash used in operating activities	(2,369)	(257)
Investing Activities
Purchases of property and equipment	—	(7)
Net cash used in investing activities	—	(7)
Financing Activities
Proceeds from the issuance of convertible promissory notes	—	300
Issuance of common stock and common units, net	6	—
Net cash provided by financing activities	6	300
Net (decrease) increase in cash	(2,363)	36
Cash and cash equivalents at beginning of period	49,591	1,923
Cash and cash equivalents at end of period	$47,228	$1,959
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of preferred units to preferred stock	$—	$1,306
Unpaid deferred offering costs	$1	$—

The accompanying notes are an integral part of these condensed financial statements.

Krystal Biotech, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(In thousands, except per share data)

1.	Organization

Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) began operations on April 15, 2016. On March 31, 2017, the Company converted from a limited liability company (“LLC”) to a C-corporation in the state of Delaware, and changed its name to Krystal Biotech, Inc.

Liquidity and Risks

As of March 31, 2018, the Company had an accumulated deficit since inception of $11.2 million. With the net proceeds raised upon the close of its initial public offering (“IPO”), the Company believes that its cash and cash equivalents of approximately $47.2 million as of March 31, 2018 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”), the  Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Unaudited Condensed Financial Information

The accompanying condensed balance sheet as of March 31, 2018, the condensed statements of operations for the three months ended March 31, 2018 and 2017, and condensed statements of cash flows for the three months ended March 31, 2018 and 2017, and the related information contained within the notes to the condensed financial statements are unaudited. As permitted under GAAP for interim financial information under instructions to Form 10-Q and Article 10 of Regulation S-X, certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position at March 31, 2018, the statements of operations for the three months ended March 31, 2018 and 2017, and its cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other condensed or future period.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company’s policy is to invest its cash and cash equivalents in money market funds and various bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets which may be in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

Cash and Cash Equivalents

Cash and cash equivalents consists of money market funds and bank deposits.

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

There have been no changes to the valuation methods utilized by the Company during the periods presented. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the periods presented.

The carrying amounts of financial instruments consisting of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value due to their short maturities.

Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Computer equipment and software	3 years
Lab equipment	3 years

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses through March 31, 2018.

Preferred Stock

In accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, shares of preferred stock (Note 6), were classified outside of permanent equity and within temporary equity due to their associated redemption features and liquidation preferences. There were no shares of preferred stock outstanding as of March 31, 2018 and December 31, 2017.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations based on their grant-date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values which are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and are expensed using an accelerated attribution model. The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; (iv) expected dividends; and (v) the estimated fair value of its common stock on the measurement date. Due to the lack of sufficient history and trading volume of its Common Stock and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company is also required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net loss and other comprehensive loss are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended March 31, 2018 and 2017, comprehensive loss was equal to the net loss.

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

3.	Net Loss Per Share Attributable to Common Stockholders and Members

On March 31, 2017, the Company converted from an LLC to a C-corporation. Upon the conversion, each outstanding common unit and preferred unit was converted into one share of common stock and preferred stock, respectively. Common units had similar rights and characteristics of common stock issued upon the conversion. In calculating net loss per share, the Company retrospectively applied the effects of the conversion to the number of common units outstanding prior to the conversion.

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Preferred stock and stock options are common share equivalents. There were 233,464  and 161,055 common stock equivalents outstanding as of March 31, 2018 and 2017, respectively, in the form of vested and unvested stock options that have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share and per unit were the same for all periods presented.

(In thousands, except shares, units, per share and per unit data)
	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Numerator:
Net loss applicable to common stockholders and members	$(2,150)	$(494)
Denominator:
Weighted-average basic and diluted common shares and common units	10,307,379	3,490,884
Basic and diluted net loss per common share and common unit	$(0.21)	$(0.14)

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Computer equipment and software	$11	$11
Laboratory equipment	214	214
Total property and equipment	225	225
Accumulated depreciation and amortization	(43)	(25)
Property and equipment, net	$182	$200

Depreciation expense was $18 thousand and $1 thousand for the three months ended March 31, 2018, and 2017 respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Accrued pre-clinical expenses	$100	$257
Accrued professional fees	129	77
Accrued payroll and benefits	84	10
Accrued taxes	50	103
Total	$363	$447

5.	Commitments and Contingencies

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

As of March 31, 2018, future minimum operating lease payments were as follows (in thousands):

Operating Leases
2018 (remaining nine months)	$63
2019	—
2020	—
2021	—
2022	—
Thereafter	—
Future minimum operating lease payments	63

The Company recorded $31 thousand and $19 thousand in rent expense for the three months ended March 31, 2018 and 2017, respectively.

6.	Capitalization

Conversion to C-Corporation

On March 31, 2017, the Company converted from an LLC to a C-Corporation. Upon the conversion, all outstanding preferred units and common units were converted on a 1-to-1 basis into shares of preferred stock and common stock, respectively.

Stock Split and Increase in Authorized Shares

On September 5, 2017, in connection with our IPO, the Company’s board of directors (the “Board”) approved a 1-to-4.5 forward stock split, in the form of a dividend, of all outstanding shares of common stock and preferred stock. Except as otherwise noted, all references to share and per share amounts related to common stock, common units, preferred stock, preferred units and stock options in these condensed financial statements reflect the stock split. The par value per share of $.00001 of our capital stock was not adjusted as a result of the stock split. Additionally, the Board approved an increase in authorized shares of common stock and preferred stock to 80,000,000 shares and 20,000,000 shares, respectively. The stock split and the increase in the number of authorized common and preferred shares occurred immediately prior to the effectiveness of our registration statement on Form S-1 (File No. 333-220085) relating to the IPO on September 19, 2017.

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

On November 1, 2017, the Company entered into a stock purchase agreement (the “Agreement”) with the Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation (“EBMRF”), and EB Research Partnership, Inc., a New York not-for-profit corporation (“EBRP” and together with EBMRF, the “Purchasers”), pursuant to which the Company has agreed to issue and sell, and the Purchasers have agreed to purchase, an aggregate of 70,000 shares of the Company’s common stock, par value $0.00001 per share, for a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of $770,000 (the “Transaction”). The Company intends to commence work on or before September 1, 2018 and to use the proceeds exclusively to complete the research plan pursuant to the Agreement. There is a redemption feature whereby the Company shall repurchase all or a portion of the shares at a purchase price of $11.00 per share or the closing trading price of the common stock on the redemption request date, whichever is higher, should the Company not commence work on or before September 1, 2018 or cease commercially reasonable efforts. As the redemption feature is within the control of the Company, the common stock issued pursuant to this Agreement is classified as permanent equity. The offer, sale and issuance of the shares of the Company are exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the Agreement, the Purchasers have agreed they are acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are to be affixed to the securities to be issued in conjunction with the Agreement. The Purchasers are subject to a six month lock-up, and the shares purchased under the terms of the Agreement will be subject to restrictions on selling, transferring or otherwise disposing of such shares. The Transaction closed on November 2, 2017.

Shares Outstanding

There were 10,309,615 and 10,307,247 shares of common stock outstanding at March 31, 2018 and December 31, 2017, respectively. No shares of preferred stock were outstanding at March 31, 2018 or December 31, 2017.

Issuance of Preferred Stock and Conversion of Convertible Promissory Notes and Related Party Convertible Promissory Notes

On August 8, 2017, the Company issued 914,107 shares of Series A Preferred Stock to a single investor (“Sun Pharma”) at a purchase price of $7.66 per share for aggregate proceeds of approximately $7.0 million (the “Sun Pharma Offering”). Concurrently with the issuance of the Series A Preferred Stock, and as further described in our Annual Report on Form 10-K for the year ended December 31, 2017, previously issued convertible promissory notes plus accrued interest were automatically converted into shares of preferred stock. As the conversion price per share of preferred stock was lower than the market price of each share of preferred stock on the date of conversion, an interest expense of $3.2 million was recorded upon conversion representing a beneficial conversion feature.

The following table outlines the conversion on August 8, 2017 of the convertible promissory notes into shares of preferred stock (in thousands except share and per share amounts):

				Conversion				Fair Value	Fair	Fair	Loss on Extinguishment of Convertible
		Accrued		Price Per		Shares of	Shares of	Date of	Value	Value	Promissory
	Principal	Interest	Total	Share (1)		Series A-1	Series A-2	Conversion	Series A-1	Series A-2	Notes
Convertible promissory notes	$2,444	$72	$2,516	$4.14	(1)	607,743	—	$7.66	$4,654	$—	$(2,138)
Related party convertible promissory notes	948	32	980	$4.14	(1)	236,619	—	$7.66	1,812	—	(832)
Related party convertible promissory notes—June notes	750	8	758	$6.13	(2)	—	123,691	$7.66	—	947	(189)
Total related party promissory notes	1,698	40	1,738			236,619	123,691		1,812	947	(1,021)
Total	$4,142	$112	$4,254			844,362	123,691		$6,466	$947	$(3,159)

(1)	The conversion price was determined by dividing the target valuation of $16 million by the outstanding shares of 3,863,547 immediately prior to the issuance of the Series A on August 8, 2017.

(2)	The conversion price was determined to be 80% of the $7.66 sales price per share of the Series A shares issued on August 8, 2017.

Common Stock

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

Dividends.    The holders of the common stock are entitled to receive dividends, if and when declared by the Board, and all dividends shall be paid pro rata on the common stock and the preferred stock, without preference, based on the number of shares of the common stock of the holders. From inception through March 31, 2018, no dividends have been declared or paid by the Company.

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

7.	Significant Agreements

Clinical Supply Agreement

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”). The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our products, KB103 and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of March 31, 2018 under these agreements for the manufacturing of our drug product is approximately $162 thousand. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company has incurred expenses under these agreements of $801 thousand and $31 thousand for the three months ended March 31, 2018 and 2017, respectively.

8.	Stock-Based Compensation

On September 5, 2017, the Board approved the establishment of the Krystal Biotech, Inc. 2017 IPO Plan (the “2017 IPO Plan”), which was adopted prior to the effectiveness of our registration statement on Form S-1 relating to our IPO. Under the 2017 IPO Plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, and stock grants to purchase up to 900,000 shares of the Company’s Common Stock.

The Company granted 55,000 stock options during the three months ended March 31, 2018 to employees. There were no stock options granted during the three months ended March 31, 2017. The options vest ratably over a four-year period and have a life of ten years. Stock options issued to non-employees are accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and are recognized as expense over the related service period.

The following table summarizes the Company’s stock option activity:

				Weighted-
			Weighted-	average	Aggregate
		Stock	average	Remaining	Intrinsic
	Available for	Options	Exercise	Contractual	Value
	Grant	Outstanding	Price	Life (Years)	(In thousands)
Balance at December 31, 2017	900,000	185,332	$3.91	9.0	$1,224
Granted	(55,000)	55,000	$9.85
Exercised	—	(2,368)	$2.46
Cancelled or forfeited	4,500	(4,500)	$10.00
Balance at March 31, 2018	849,500	233,464	$5.21	9.10	$1,157
Exercisable at March 31, 2018		35,523	$2.46	8.63	$271
Vested at March 31, 2018		35,523	$2.46	8.63	$271

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 29, 2018 and the exercise price of outstanding in-the-money options.

Options for 2,368 shares of our common stock with an intrinsic value of $18 thousand were exercised during the three months ended March 31, 2018.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed statements of operations for the three months ended March 31, 2018 and 2017 as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$46	$32
General and administrative	19	59
Total stock-based compensation	$65	$91

Stock Options Granted to Employees. For the three months ended March 31, 2018 and 2017, the Company recorded $61 thousand and $6 thousand, respectively, of stock-based compensation expense related to employee’s and board member’s stock options. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2018:

	Three months Ended March 31,
	2018	2017
Expected stock price volatility	80%	—
Expected term of the award (years)	6.25	—
Risk-free interest rate	2.71%	—
Exercise price	$9.85	—

The weighted-average grant-date fair value of options granted to employees during the three months ended March 31, 2018 was $6.98 per share. No options were granted to employees in the three months ended March 31, 2017.

There was $850 thousand of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.43 years as of March 31, 2018.

Stock Options Granted to Non-Employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2018 and 2017, the Company recorded $4 thousand and $85 thousand, respectively, of stock-based compensation expense related to non-employees’ stock options. No options were granted to non-employees in the three months ended March 31, 2018 and 2017.

9.	Related Party Transactions

Sale of Common Stock

On March 19, 2018, our Chief Executive Officer purchased 50,000 shares of common stock at $11 per share.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as  filed with the Securities and Exchange Commission, or the SEC, on March 12, 2018.

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

Overview

We are a gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from dermatological diseases. We have developed a proprietary gene therapy platform, our STAR-D platform, that consists of an engineered patent (issued and pending) viral vector based on herpes simplex virus 1, or HSV-1, and skin-optimized gene transfer technology, to develop off-the-shelf treatments for dermatological diseases for which we believe there are no known effective treatments. We are initially using our STAR-D platform to develop treatments for rare or orphan dermatological indications caused by the absence of or a mutation in a single gene, and plan to leverage our platform in the future to expand our pipeline to include other dermatological indications.

Our lead product candidate, KB103, seeks to use gene therapy to treat dystrophic epidermolysis bullosa (“DEB”), a rare and severe genetic disease, for which there is currently no approved treatment. On April 26, 2018, the U.S. Food and Drug Administration (“FDA”) gave clearance to our Investigational New Drug (“IND”) application for KB103. KB103 is the first-ever topical HSV-1 based gene therapy engineered to deliver a human collagen protein to patients suffering from DEB. Phase 1/2 clinical study of KB103 is expected to commence in May 2018.

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

On September 19, 2017, the Company’s registration statement on Form S-1 (File No. 333-220085) relating to our initial public offering, or IPO, was declared effective by the SEC. On September 22, 2017, the Company completed its IPO of 4,554,000 shares of its common stock at a price to the public of $10.00 per share, which includes the sale of 594,000 shares of the Company’s common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares. Total proceeds from the offering to the Company, net of underwriting discounts and commissions of $3.2 million, were $42.3 million. After deducting offering expenses payable by the Company of $1.6 million, net proceeds to the Company were $40.7 million. At March 31, 2018, our cash balance was approximately $47.2 million.

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

On January 16, 2018, the United States Patent Office (USPTO) granted U.S. Patent No. 9,877,990 to the Company which covers compositions comprising herpes simplex viral (HSV) vectors and methods of using the same for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin in a subject.

 On April 19, 2018, the European Medicines Agency (EMA) granted the Orphan Medicinal Product Designation (OMPD) for KB103. KB103 has the distinction of being the first investigational HSV-1 based gene therapy for DEB to receive this designation.

On April 26, 2018, the FDA gave clearance to our Investigational New Drug (IND) application for KB103. KB103 is the first-ever topical HSV-1 based gene therapy engineered to deliver a human collagen protein to patients suffering from DEB. Phase 1/2 clinical study of KB103 is expected to commence in May 2018.

Since operations began, we have incurred operating losses. Our net losses were $2.2 million and $7.9 million for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively. At March 31, 2018, we had an accumulated deficit of $11.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient proceeds from our IPO and from other sources to fund our planned preclinical and clinical studies or our operations. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch KB103 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize this or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We currently have no approved products for commercial marketing or sale and have not generated any revenue from the sale of products or other sources to date. In the future, we may generate revenue from product sales, royalties on product sales, or license fees, milestones, or other upfront payments if we enter into any collaborations or license agreements. We expect that our future revenue, if any, will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

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

Interest Income (Expense), Net

Interest income consists primarily of income earned from our cash and cash equivalents. Interest expense incurred is primarily from convertible promissory notes.

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2018 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Expenses
Research and development	$1,520	$319	$1,201
General and administrative	757	146	611
Total operating expenses	2,277	465	1,812
Loss from operations	(2,277)	(465)	(1,812)
Other Expense			—
Interest and other income (expense), net	127	(29)	156
Total interest and other income (expense), net	127	(29)	156
Net loss	(2,150)	(494)	(1,656)
Net loss applicable to stockholders and members	$(2,150)	$(494)	$(1,656)

Research and Development Expenses

Research and development expenses increased $1.2 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Higher research and development expenses were due largely to increases in professional services related to outsourced manufacturing and in-vivo studies of $680 thousand, payroll, employee benefits and stock-based compensation of $303 thousand, lab supplies of $169 thousand, and other research and development expenses of $49 thousand.

General and Administrative Expenses

General and administrative expenses increased $611 thousand in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Higher general and administrative spending was due largely to increases in legal and professional services of $275 thousand, payroll, employee benefits and stock-based compensation costs of $169 thousand, insurance expenses of $86 thousand as a result of being a public company, and other administrative costs of $81 thousand.

Interest and Other Income (Expense), Net

Interest and other income, net, for the three months ended March 31, 2018 was $127 thousand and consisted of interest income earned from our cash and cash equivalents. Interest and other expense, net, for the three months ended March 31, 2017 was $29 thousand and consisted primarily of interest expense incurred from convertible promissory notes.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had an accumulated deficit of $11.2 million. On September 22, 2017, we received net proceeds of approximately $40.7 million from our IPO. We believe that our cash and cash equivalents of approximately $47.2 million as of March 31, 2018 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. As we continue to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and the achievement of a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until it does, we will continue to need to raise additional capital or obtain financing from other sources, such as partnerships. Management intends to fund future operations through equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(2,369)	$(257)
Net cash used in investing activities	-	(7)
Net cash provided by financing activities	6	300
Net (decrease) increase in cash	$(2,363)	$36

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $2.4 million and consisted primarily of a net loss of $2.2 million adjusted for non-cash items of depreciation and stock-based compensation expense of $83 thousand, and cash used for net increases in operating assets and liabilities of $302 thousand.

Net cash used by operating activities for the three months ended March 31, 2017 was $257 thousand and consisted primarily of a net loss of $494 thousand adjusted for non-cash items of depreciation and stock-based compensation expense of $92 thousand and non-cash interest expense from convertible promissory notes of $30 thousand, partially offset by cash provided through net decreases in operating assets and liabilities of $115 thousand.

Investing Activities

Our cash used in investing activities for the three months ended March 31, 2018 was not material. Our cash used in investing activities for the three months ended March 31, 2017 was $7 thousand and consisted primarily of computer and laboratory equipment purchases.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $6 thousand and related to proceeds received from the exercise of common stock options.

Net cash provided by financing activities for the three months ended March 31, 2017 was $300 thousand and related to proceeds received from the issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Qualitative and Quantitative Disclosures About Market Risk

We had cash of $47.2 million at March 31, 2018, which consist primarily of bank deposits and money market funds. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that any investments we make in the future will not be subject to adverse changes in market value. Our cash and cash equivalents are recorded at fair value.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

There have been no material additions or changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on March 12, 2018.

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 7, 2018	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Antony A. Riley
Antony Riley
Chief Financial Officer
(Principal Accounting and Financial Officer)