Form 10-Q
period 2018-06-30
Krystal Biotech, Inc.
filed 2018-08-06
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

There were 10,353,916 shares of the registrant’s common stock issued and outstanding as of July 31, 2018.

Krystal Biotech, Inc.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidating Financial Statements (Unaudited)
	Condensed Consolidating Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	3
	Condensed Consolidating Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2018 (unaudited) and 2017 (unaudited)	4
	Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2018 (unaudited) and 2017 (unaudited)	5
	Notes to Condensed Consolidating Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

ITEM 1.

Krystal Biotech, Inc.

Condensed Consolidating Balance Sheets

	June 30,	December 31,
(In thousands, except shares and per share data)	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$41,813	$49,591
Short-term investments	3,637	—
Prepaid and other current assets	260	323
Total current assets	45,710	49,914
Property and equipment, net	256	200
Other noncurrent assets	64	—
Total assets	$46,030	$50,114
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$214	$193
Accrued expenses and other current liabilities	545	447
Total current liabilities	759	640
Total liabilities	759	640
Commitments and contingencies (Note 5)
Preferred stock
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017; 2,061,773 shares issued, and no shares outstanding at June 30, 2018 (unaudited) and December 31, 2017	—	—
Total preferred stock	—	—
Stockholders' equity
Common stock; $0.00001 par value; 80,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017; 10,353,916 and 10,307,247 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	—	—
Additional paid-in capital	58,769	58,544
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(13,496)	(9,070)
Total stockholders' equity	45,271	49,474
Total liabilities, preferred stock and stockholders' equity	$46,030	$50,114

The accompanying notes are an integral part of these condensed consolidating financial statements.

Krystal Biotech, Inc.

Condensed Consolidating Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Expenses
Research and development	$1,525	$446	$3,045	$765
General and administrative	924	269	1,681	415
Total operating expenses	2,449	715	4,726	1,180
Loss from operations	(2,449)	(715)	(4,726)	(1,180)
Other Expense
Interest and other income (expense), net	173	(44)	300	(73)
Total interest and other income (expense), net	173	(44)	300	(73)
Net loss applicable to stockholders and members	(2,276)	(759)	(4,426)	(1,253)
Unrealized loss on available-for-sale securities	(2)	—	(2)	—
Comprehensive loss	(2,278)	(759)	(4,428)	(1,253)

Net loss attributable to common stockholders and members per share: Basic and diluted	$(0.22)	$(0.22)	$(0.43)	$(0.36)

Weighted-average common shares and common units outstanding: Basic and diluted	10,310,101	3,490,884	10,308,747	3,490,884

The accompanying notes are an integral part of these condensed consolidating financial statements.

Krystal Biotech, Inc.

Condensed Consolidating Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Operating Activities
Net loss	$(4,426)	$(1,253)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	42	4
Stock-based compensation expense	212	135
Non-cash interest expense	—	73
(Increase) decrease in
Prepaids and other current assets	63	122
Accounts payable	21	181
Accrued expenses and other current liabilities	101	73
Net cash used in operating activities	(3,987)	(665)
Investing Activities
Purchases of property and equipment	(98)	(39)
Purchases of other noncurrent assets	(64)	—
Purchases of short-term investments	(3,639)	—
Net cash used in investing activities	(3,801)	(39)
Financing Activities
Proceeds from the issuance of convertible promissory notes	—	1,299
Proceeds from the issuance of related party convertible promissory notes	—	1,000
Issuance of common stock, net	10	—
Net cash provided by financing activities	10	2,299
Net (decrease) increase in cash and cash equivalents	(7,778)	1,595
Cash and cash equivalents at beginning of period	49,591	1,923
Cash and cash equivalents at end of period	$41,813	$3,518
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of preferred units to preferred stock	$—	$1,306
Unpaid deferred offering costs	$—	$287

The accompanying notes are an integral part of these condensed consolidating financial statements.

Krystal Biotech, Inc.

Notes to Condensed Consolidating Financial Statements

(Unaudited)

(In thousands, except per share data)

1.	Organization

Krystal Biotech, Inc. and its consolidated subsidiary (the “Company,” or “we” or other similar pronouns) began operations on April 15, 2016. On March 31, 2017, the Company converted from a limited liability company (“LLC”) to a C-corporation in the state of Delaware, and changed its name to Krystal Biotech, Inc. On June 19, 2018, we incorporated Krystal Australia, a proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia.

Liquidity and Risks

As of June 30, 2018, the Company had an accumulated deficit since inception of $13.5 million. With the net proceeds raised upon the close of its initial public offering (“IPO”), the Company believes that its cash, cash equivalents and short-term investments of approximately $45.5 million as of June 30, 2018 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). There have been no material intercompany transactions as of the date of our Quarterly Report on this Form 10-Q.

Unaudited Condensed Consolidating Financial Information

The accompanying condensed consolidating balance sheets as of June 30, 2018, the condensed consolidating statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017, and the related information contained within the notes to the condensed consolidating financial statements are unaudited. As permitted under GAAP for interim financial information under instructions to Form 10-Q and Article 10 of Regulation S-X, certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidating financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position at June 30, 2018 and December 31, 2017, the statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and its cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other condensed future period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, accrued research and development expenses, the fair value of financial instruments, and the valuation allowance included in deferred income taxes calculations.

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

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consists of money market funds and bank deposits. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Investments with maturities of greater than 90 days but less than one year are classified as short-term investments on the balance sheet and consist of U.S. Treasury bills and certificates of deposit.

As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale and as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the condensed consolidating balance sheets.

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities.

Our available-for-sale short-term investments, which consist of US Treasury bills and certificates of deposit, are considered to be level 2. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

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

Computer equipment and software	3 years
Lab equipment	3-5 years

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses through June 30, 2018.

Preferred Stock

In accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, shares of preferred stock (Note 6), were classified outside of permanent equity and within temporary equity due to their associated redemption features and liquidation preferences. There were no shares of preferred stock outstanding as of June 30, 2018 and December 31, 2017.

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

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the effect of this guidance on our consolidating financial statements and disclosures.

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

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Preferred stock and stock options are common share equivalents. There were 354,515 and 339,246 common stock equivalents outstanding as of June 30, 2018 and 2017, respectively, in the form of stock options, unvested restricted stock awards, and preferred stock in 2017, that have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In thousands, except shares, units, per share and per unit data)	(Unaudited)
Numerator:
Net loss applicable to common stockholders and members	$(2,276)	$(759)	$(4,426)	$(1,253)
Denominator:
Weighted-average basic and diluted common shares and common units	10,310,101	3,490,884	10,308,747	3,490,884
Basic and diluted net loss per common share and common unit	$(0.22)	$(0.22)	$(0.43)	$(0.36)

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Computer equipment and software	$35	$11
Laboratory equipment	288	214
Total property and equipment	323	225
Accumulated depreciation and amortization	(67)	(25)
Property and equipment, net	$256	$200

Depreciation expense was $23 thousand and $42 thousand for the three and six months ended June 30, 2018 and $3 thousand and $4 thousand for the three and six months ended June 30, 2017, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Accrued pre-clinical expenses	$211	$257
Accrued professional fees	76	77
Accrued payroll and benefits	190	10
Accrued taxes	68	103
Total	$545	$447

Other Assets

Other assets as of June 30, 2018 primarily consists of payments made for laboratory equipment that have not yet been received.

5.	Commitments and Contingencies

Significant Contracts and Agreements

Lease Agreement

In May 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). In June 2016, the Company entered into an amendment to the 2016 Lease which amended the timing of the rent payment from one single payment to 17 equal monthly installments. On February 27, 2017, the Company entered into a second amendment to the 2016 Lease, which extended the expiration date of the 2016 Lease to October 31, 2018. On May 31, 2018, the Company entered into a third amendment to the 2016 Lease which further extended the expiration date of the 2016 Lease to February 28, 2026.

As of June 30, 2018, future minimum operating lease payments were as follows (in thousands):

Operating Leases
2018 (remaining six months)	$55
2019	225
2020	251
2021	256
2022	261
Thereafter	862
Future minimum operating lease payments	$1,910

The Company recorded $34 thousand and $65 thousand in rent expense for the three and six months ended June 30, 2018, and $19 thousand and $38 thousand for the three and six months ended June 30, 2017, respectively.

6.	Capitalization

Conversion to C-Corporation

On March 31, 2017, the Company converted from an LLC to a C-Corporation. Upon the conversion, all outstanding preferred units and common units were converted on a 1-to-1 basis into shares of preferred stock and common stock, respectively.

Stock Split and Increase in Authorized Shares

On September 5, 2017, in connection with our IPO, the Company’s board of directors (the “Board”) approved a 1-to-4.5 forward stock split, in the form of a stock dividend, of all outstanding shares of common stock and preferred stock. Except as otherwise noted, all references to share and per share amounts related to common stock, common units, preferred stock, preferred units and stock options in these condensed consolidating financial statements reflect the stock split. The par value per share of $.00001 of our capital stock was not adjusted as a result of the stock split. Additionally, the Board approved an increase in authorized shares of common stock and preferred stock to 80,000,000 shares and 20,000,000 shares, respectively. The stock split and the increase in the number of authorized common and preferred shares occurred immediately prior to the effectiveness of our registration statement on Form S-1 (File No. 333-220085) relating to the IPO on September 19, 2017.

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

Sale of Common Stock

On August 25, 2017, following the completion of the Sun Pharma Offering (as further described below), Daniel S. Janney, a member of our board of directors, purchased 130,590 shares of our common stock at the same price per share paid by Sun Pharma, $7.66 per share, through an investment entity owned and controlled by a board member for a total consideration of approximately $1.0 million.

On November 1, 2017, the Company entered into a stock purchase agreement (the “Agreement”) with the Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation (“EBMRF”), and EB Research Partnership, Inc., a New York not-for-profit corporation (“EBRP” and together with EBMRF, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers an aggregate of 70,000 shares of the Company’s common stock, par value $0.00001 per share, for a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of $770,000 (the “Transaction”). The proceeds are to be used exclusively to complete the research plan pursuant to the Agreement. There are redemption features whereby the Company shall repurchase all or a portion of the shares at a purchase price of $11.00 per share or the closing trading price of the common stock on the redemption request date, whichever is higher, should the Company not commence work on or before September 1, 2018 or cease commercially reasonable efforts. The Company did commence work prior to September 1, 2018. As the Company does not intend to cease commercially reasonable efforts, the remaining redemption feature is within the control of the Company and consequently the issued common stock is classified as permanent equity. The offer, sale and issuance of the shares of the Company under the Agreement are exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.  The Transaction closed on November 2, 2017.

Shares Outstanding

There were 10,353,916 and 10,307,247 shares of common stock outstanding at June 30, 2018 and December 31, 2017, respectively. No shares of preferred stock were outstanding at June 30, 2018 or December 31, 2017.

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

Dividends.    The holders of the common stock are entitled to receive dividends, if and when declared by the Board, and all dividends shall be paid pro rata on the common stock and the preferred stock, without preference, based on the number of shares of the common stock of the holders. From inception through June 30, 2018, no dividends have been declared or paid by the Company.

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

Clinical Supply Agreement

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”). The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our products, KB103 and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of June 30, 2018 under these agreements for the manufacturing of our drug product is approximately $441 thousand. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company has incurred expenses under these agreements of $754 thousand and $1.7 million for the three and six months ended June 30, 2018, and $128 thousand and $159 thousand for the three and six months ended June 30, 2017, respectively.

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

The Company granted 80,500 and 135,500 stock options during the three and six months ended June 30, 2018, respectively, to employees and directors of the Company, and 45,949 stock options were granted during the three and six months ended June 30, 2017. Options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one and four-year periods. Options have a life of ten years. Stock options granted to non-employees are accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and are recognized as expense over the related service period.

The following table summarizes the Company’s stock option activity:

			Weighted-
		Weighted-	average	Aggregate
	Stock	average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance at December 31, 2017	185,332	$3.91	9.00	$1,224
Granted	135,500	$11.89
Exercised	(4,243)	$2.46
Cancelled or forfeited	(4,500)	$10.00
Balance at June 30, 2018	312,089	$7.31	9.12	$2,359
Exercisable at June 30, 2018	54,118	$3.29	8.52	$627
Vested at June 30, 2018	54,118	$3.29	8.52	$627

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 29, 2018 and the exercise price of outstanding in-the-money options.

Options for 4,243 shares of our common stock with an intrinsic value of $53 thousand were exercised during the six months ended June 30, 2018.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidating statements of operations for the three and six months ended June 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$76	$35	$122	$67
General and administrative	34	9	53	68
Total stock-based compensation	$110	$44	$175	$135

Stock Options Granted to Employees. The Company recorded stock-based compensation expense related to employee’s and board member’s stock options of $91 thousand and $152 thousand for the three and six months ended June 30, 2018, respectively, and $25 thousand and $31 thousand for the three and six months ended June 30, 2017, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected stock price volatility	80%	80%	80%	80%
Expected term of the award (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	2.76%	1.97%	2.73%	1.91%
Expected dividend yield	0%	0%	0%	0%

The weighted-average grant-date fair value per share of options granted to employees during the six months ended June 30, 2018 was $8.34.

There was $1.4 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.14 years as of June 30, 2018.

Stock Options Granted to Non-Employees. Stock-based compensation expense related to stock options granted to non-employees is recognized over the related service period. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The Company recorded stock-based compensation expense related to non-employees’ stock options of $19 thousand and $23 thousand for the three and six months ended June 30, 2018, respectively, and $18 thousand and $103 thousand for the three and six months ended June 30, 2017, respectively. No options were granted to non-employees in the six months ended June 30, 2018.

Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards (“RSA”s) to our Chief Executive Officer and Chief Operating Officer, respectively, during the three and six months ended June 30, 2018. No RSAs were granted in the three and six months ended June 30, 2017. The RSAs vest ratably over a one-year period. No RSAs had vested as of June 30, 2018. The RSAs, including the unvested portion, are considered issued and outstanding as of June 30, 2018. The fair value of each restricted stock is the closing price of our common stock on the grant date. The weighted average grant-date fair value of each restricted stock was $10.30 in the three and six months ended June 30, 2018. The Company recorded stock-based compensation expense related to RSAs of $37 thousand for the three and six months ended June 30, 2018 within general and administrative expenses in the accompanying condensed consolidating statements of operations. As of June 30, 2018, there was $400 thousand of unrecognized stock-based compensation expense related to RSAs that is expected to be recognized over a weighted-average period of 11 months.

Stock options and restricted stock awards available for grant were 726,574 at June 30, 2018.

9.	Related Party Transactions

As previously disclosed in Financial Note 8, “Stock-Based Compensation”, the Company granted 26,213 and 16,213 RSAs to our Chief Executive Officer and Chief Operating Officer, respectively, during the three and six months ended June 30, 2018.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidating financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as  filed with the Securities and Exchange Commission, or the SEC, on March 12, 2018.

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

Overview

We are a gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from skin diseases. We have developed a proprietary gene therapy platform, our STAR-D platform, that consists of an engineered, patented (issued and pending), viral vector based on modified herpes simplex virus 1, or HSV-1, and skin-optimized gene transfer technology, to develop off-the-shelf treatments for skin diseases for which we believe there are no known effective treatments. We are initially using our STAR-D platform to develop treatments for rare or orphan dermatological indications caused by the absence of or a mutation in a single gene, and plan to leverage our platform in the future to expand our pipeline to include other dermatological indications and skin conditions.

Our lead product candidate, KB103, seeks to use gene therapy to treat dystrophic epidermolysis bullosa (“DEB”), a rare and severe genetic disease, for which there is currently no approved treatment. On May 10, 2018, we announced that the first patient has been dosed at Stanford University in a Phase 1/2, first in human clinical trial of KB103, a first-in-class topical gene therapy for the treatment of dystrophic epidermolysis bullosa (DEB).

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

We commenced operations on April 15, 2016. On March 31, 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech, LLC to Krystal Biotech, Inc. To date, our operations have been focused on organizing and staffing our company, developing our proprietary STAR-D platform, identifying potential product candidates, undertaking preclinical studies and clinical trials, and developing an in-house good manufacturing practice (“GMP”) facility.

On September 22, 2017, the Company completed its initial public offering (“IPO”) of 4,554,000 shares of its common stock at a price to the public of $10.00 per share. Proceeds to the Company were $40.7 million, net of underwriting discounts, commissions and offering expenses. At June 30, 2018, our cash, cash equivalents and short-term investments balance was approximately $45.5 million.

On November 1, 2017, the Company entered into a stock purchase agreement with EBMRF and EBRP pursuant to which the Company agreed to issue and sell, and the Purchasers agreed to purchase, an aggregate of 70,000 shares of the Company’s common stock, par value $0.00001 per share, for a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of $770,000.

On November 2, 2017, the FDA granted Orphan Drug Designation to the Company’s lead product candidate, KB103, for the treatment of DEB. The FDA’s Office of Orphan Drug Products grants orphan drug designation to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the United States. Orphan drug designation may allow us to be eligible for a seven-year period of U.S. Marketing exclusivity upon approval of KB103, tax credits for certain clinical research costs, and a waiver of the Prescription Drug User Fee Act (“PDUFA”) filing fees, subject to certain conditions.

On November 3, 2017, the Office of Science Policy or OSP at the National Institutes of Health (“NIH”) indicated that the Company’s Phase 1/2 protocol for KB103 has completed the RAC protocol registration process.

On January 16, 2018, the United States Patent Office (“USPTO”) granted U.S. Patent No. 9,877,990 to the Company which covers compositions comprising herpes simplex viral (“HSV”) vectors and methods of using the same for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin in a subject.

 On April 19, 2018, the European Medicines Agency (“EMA”) granted the Orphan Medicinal Product Designation (“OMPD”) for KB103. KB103 has the distinction of being the first investigational HSV-1 based gene therapy for DEB to receive this designation.

On May 10, 2018, we announced that the first patient has been dosed at Stanford University in a Phase 1/2, first in human clinical trial of KB103, a first-in-class topical gene therapy for the treatment of dystrophic epidermolysis bullosa (DEB). The Phase 1/2 trial at Stanford University is a single-center, open-label, placebo-controlled Phase 1/2 study conducting an intra-subject comparison of randomized treatment and control wounds. It is designed to evaluate the safety and tolerability of KB103 in subjects with the recessive form of dystrophic epidermolysis bullosa. Efficacy is also evaluated through analysis of collagen VII expression and anchoring fibril formation in the basement membrane zone and wound imaging.

In May 2018, the FDA granted Fast Track designation to KB103 for the treatment of DEB.  Under the FDA Modernization Act of 1997, designation as a Fast Track product means the FDA will take action to expedite both the development and the review of the application for approval.  The FDA may also evaluate for filing, and commence review of, portions of an application for approval of a Fast Track product under certain conditions.

On July 30, 2018, David Maheu joined the Company as Vice President, Process Development and Manufacturing Operations.  Prior to joining Krystal, David was Head of Virus and Gene Therapy Processing at MilliporeSigma, Inc.  Previously, he spent 16 years at Amgen where he was responsible for the process development and manufacturing of HSV-1 based genetically modified oncolytic virus (Imlygic), the first of its kind approved for commercial distribution in the US and Europe that is targeted against metazoic melanoma.

Since operations began, we have incurred operating losses. Our net losses were $2.3 million and $4.4 million for the three and six months ended June 30, 2018, respectively. At June 30, 2018, we had an accumulated deficit of $13.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

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

Interest Income (Expense), Net

Interest income consists primarily of income earned from our cash, cash equivalents and short-term investments. Interest expense incurred is primarily from convertible promissory notes.

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three and six months ended June 30, 2018 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
(In thousands)	(unaudited)
Expenses
Research and development	$1,525	$446	$1,079
General and administrative	924	269	655
Total operating expenses	2,449	715	1,734
Loss from operations	(2,449)	(715)	(1,734)
Other Expense
Interest and other income (expense), net	173	(44)	217
Total interest and other income (expense), net	173	(44)	217
Net loss applicable to stockholders	$(2,276)	$(759)	$(1,517)

Research and Development Expenses

Research and development expenses increased $1.1 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Higher research and development expenses were due largely to increases in professional services related to outsourced manufacturing, in-vivo and clinical studies of $579 thousand, payroll, employee benefits and stock-based compensation of $328 thousand, lab supplies of $121 thousand, and other research and development expenses of $51 thousand.

General and Administrative Expenses

General and administrative expenses increased $655 thousand in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Higher general and administrative spending was due largely to increases in legal and professional services of $129 thousand, payroll, employee benefits and stock-based compensation costs of $364 thousand, insurance expenses of $87 thousand as a result of being a public company, and other administrative costs of $75 thousand.

Interest and Other Income (Expense), Net

Interest income for the three months ended June 30, 2018 was $173 thousand and consisted of interest income earned from our cash, cash equivalents and short-term investments. Interest and other expense, net, for the three months ended June 30, 2017 was $44 thousand and consisted primarily of interest expense incurred from convertible promissory notes.

Results of Operations

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
(In thousands)	(unaudited)
Expenses
Research and development	$3,045	$765	$2,280
General and administrative	1,681	415	1,266
Total operating expenses	4,726	1,180	3,546
Loss from operations	(4,726)	(1,180)	(3,546)
Other Expense
Interest and other income (expense), net	300	(73)	373
Total interest and other income (expense), net	300	(73)	373
Net loss applicable to stockholders and members	$(4,426)	$(1,253)	$(3,173)

Research and Development Expenses

Research and development expenses increased $2.3 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Higher research and development expenses were due largely to increases in professional services related to outsourced manufacturing, in-vivo and clinical studies of $1.3 million, payroll, employee benefits and stock-based compensation of $631 thousand, lab supplies of $290 thousand, and other research and development expenses of $100 thousand.

General and Administrative Expenses

General and administrative expenses increased $1.3 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Higher general and administrative spending was due largely to increases in legal and professional services of $405 thousand, payroll, employee benefits and stock-based compensation costs of $533 thousand, insurance expenses of $173 thousand as a result of being a public company, and other administrative costs of $155 thousand.

Interest and Other Income (Expense), Net

Interest income for the six months ended June 30, 2018 was $300 thousand and consisted of interest income earned from our cash, cash equivalents and short-term investments. Interest expense, net, for the six months ended June 30, 2017 was $73 thousand and consisted primarily of interest expense incurred from convertible promissory notes.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had an accumulated deficit of $13.5 million. On September 22, 2017, we received net proceeds of approximately $40.7 million from our IPO. We believe that our cash, cash equivalents and short-term investments of approximately $45.5 million as of June 30, 2018 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. As we continue to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and the achievement of a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until it does, we will continue to need to raise additional capital or obtain financing from other sources, such as partnerships. Management intends to fund future operations through equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

We believe that our available funds will be sufficient to enable us to obtain clinical data from our  Phase 1/2 clinical trial for KB103. We expect that these funds will not be sufficient to enable us to seek marketing approval for or commercialize any of our product candidates.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing Phase 1/2 clinical trial for KB103;
•	the progress, timing and costs of manufacturing of KB103 for clinical trials;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(3,987)	$(665)
Net cash used in investing activities	(3,801)	(39)
Net cash provided by financing activities	10	2,299
Net (decrease) increase in cash	$(7,778)	$1,595

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $4.0 million and consisted primarily of a net loss of $4.4 million adjusted for non-cash items of depreciation and stock-based compensation expense of $254 thousand, and cash provided by net decreases in operating assets and liabilities of $185 thousand.

Net cash used by operating activities for the six months ended June 30, 2017 was $665 thousand and consisted primarily of a net loss of $1.3 million adjusted for non-cash items of depreciation and stock-based compensation expense of $139 thousand, non-cash interest expense from convertible promissory notes of $73 thousand and cash provided by net decreases in operating assets and liabilities of $376 thousand.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $3.8 million and consisted primarily of purchases of $3.6 million of short-term available-for-sale investment securities, purchases of $98 thousand of computer and laboratory equipment, and an increase in noncurrent assets of $64 thousand.

Net cash used in investing activities for the six months ended June 30, 2017 was $39 thousand and consisted primarily of computer and laboratory equipment purchases.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $10 thousand and was from proceeds received from stock options exercises.

Net cash provided by financing activities for the six months ended June 30, 2017 was $2.3 million and was from proceeds of $1.3 million received from the issuance of convertible promissory notes and $1.0 million received from the issuance of related party convertible promissory notes.

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

Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $45.5 million at June 30, 2018, which consist primarily of U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that any investments we make in the future will not be subject to adverse changes in market value. Our cash and cash equivalents are recorded at fair value.

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: August 6, 2018	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Antony A. Riley
Antony Riley
Chief Financial Officer
(Principal Accounting and Financial Officer)