Form 10-Q
period 2018-09-30
Krystal Biotech, Inc.
filed 2018-11-05
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

There were 14,428,916 shares of the registrant’s common stock issued and outstanding as of October 31, 2018.

Krystal Biotech, Inc.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2018 (unaudited) and 2017 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 (unaudited) and 2017 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		29

ITEM 1.

Krystal Biotech, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except shares and per share data)	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,667	$49,591
Short-term investments	5,627	—
Prepaid and other current assets	527	323
Total current assets	52,821	49,914
Property and equipment, net	1,632	200
Total assets	$54,453	$50,114
Liabilities, Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable	$378	$193
Accrued expenses and other current liabilities	1,538	447
Total current liabilities	1,916	640
Other noncurrent liabilities	245
Total liabilities	2,161	640
Commitments and contingencies (Note 5)
Preferred stock
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at September 30, 2018 (unaudited) and December 31, 2017; 2,061,773 shares issued, and no shares outstanding at September 30, 2018 (unaudited) and December 31, 2017	—	—
Total preferred stock	—	—
Stockholders' equity
Common stock; $0.00001 par value; 80,000,000 shares authorized at September 30, 2018 (unaudited) and December 31, 2017; 10,978,916 and 10,307,247 shares issued and outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	—	—
Additional paid-in capital	68,542	58,544
Accumulated other comprehensive loss	1	—
Accumulated deficit	(16,251)	(9,070)
Total stockholders' equity	52,292	49,474
Total liabilities, preferred stock and stockholders' equity	$54,453	$50,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Expenses
Research and development	$1,914	$1,355	$4,959	$2,120
General and administrative	1,058	738	2,738	1,154
Total operating expenses	2,972	2,093	7,697	3,274
Loss from operations	(2,972)	(2,093)	(7,697)	(3,274)
Other Expense
Interest and other income (expense), net	217	(3,180)	516	(3,253)
Total interest and other income (expense), net	217	(3,180)	516	(3,253)
Net loss applicable to stockholders and members	(2,755)	(5,273)	(7,181)	(6,527)
Unrealized gain on available-for-sale securities	3	—	1	—
Comprehensive loss	(2,752)	(5,273)	(7,180)	(6,527)

Net loss attributable to common stockholders and members per share: Basic and diluted	$(0.26)	$(1.26)	$(0.69)	$(1.75)

Weighted-average common shares and common units outstanding: Basic and diluted	10,624,113	4,183,075	10,415,025	3,725,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Operating Activities
Net loss	$(7,181)	$(6,527)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	80	9
Stock-based compensation expense	490	188
Non-cash interest expense	—	3,263
Decrease in
Prepaids and other current assets	46	198
Accounts payable	129	271
Accrued expenses and other current liabilities	481	835
Other noncurrent liabilities	28	—
Net cash used in operating activities	(5,927)	(1,763)

Investing Activities
Purchases of property and equipment	(930)	(51)
Purchases of short-term investments	(5,626)	—
Net cash used in investing activities	(6,556)	(51)

Financing Activities
Proceeds from the issuance of convertible promissory notes	—	1,299
Proceeds from the issuance of related party convertible promissory notes	—	1,000
Issuance of common stock, net	9,559	43,162
Issuance of preferred stock and preferred units	—	7,000
Net cash provided by financing activities	9,559	52,461
Net (decrease) increase in cash and cash equivalents	(2,924)	50,647

Cash and cash equivalents at beginning of period	49,591	1,923
Cash and cash equivalents at end of period	$46,667	$52,570

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of convertible promissory notes to preferred stock	$—	$4,142
Conversion of preferred stock to common stock	$—	$12,661
Unpaid construction-in-progress	$582	$—
Unpaid deferred offering costs	$56	$1,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1.	Organization

Krystal Biotech, Inc. and its consolidated subsidiary (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia.

Liquidity and Risks

As of September 30, 2018, the Company had an accumulated deficit since inception of $16.3 million. With the net proceeds raised upon the close of its initial public offering (“IPO”), a private placement in August 2018, as described in Financial Note 6 “Capitalization”, the Company believes that its cash, cash equivalents and short-term investments of approximately $52.3 million as of September 30, 2018 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. Furthermore, the Company closed upon a secondary public offering in October 2018 where total proceeds net of underwriting discounts and commissions but before offering expenses payable by the Company were approximately $64.9 million. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). There have been no material intercompany transactions as of the date of our Quarterly Report on this Form 10-Q.

Unaudited Condensed Consolidated Financial Information

The accompanying condensed consolidated balance sheets as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and the related information contained within the notes to the condensed consolidated financial statements are unaudited. As permitted under GAAP for interim financial information under instructions to Form 10-Q and Article 10 of Regulation S-X, certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2018 and December 31, 2017, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other condensed future period.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and short-term investments. The Company’s policy is to invest its cash and cash equivalents in money market funds and various bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets which may be in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consists of money market funds and bank deposits. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Investments with maturities of greater than 90 days but less than one year are classified as short-term investments on the condensed consolidated balance sheets and consist of U.S. Treasury bills and certificates of deposit. Accrued interest on U.S. Treasury bills and certificates of deposit are also classified as short-term investments.

As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale and as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the condensed consolidated balance sheets.

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

Computer equipment and software	3 years
Lab equipment Furniture and fixtures Leasehold improvements	3-5 years 3 years 7-8 years

Construction-in-progress which primarily represents the buildout of our Good Manufacturing Practice (“GMP”) facility is not depreciated until the facility is completed and placed in service.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses through September 30, 2018.

Preferred Stock

In accordance with the guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity, shares of preferred stock (Note 6), were classified outside of permanent equity and within temporary equity due to their associated redemption features and liquidation preferences. There were no shares of preferred stock outstanding as of September 30, 2018 and December 31, 2017.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the condensed consolidated balance sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective 30 days after publication in the Federal Register. The final rule was not yet published in the Federal Register as of the date of this Quarterly Report on Form 10-Q. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) (“ASU 2018-13”) which removes, modifies and adds disclosure requirements on fair value measurements.  ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for us beginning in the first quarter of 2020.  Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. Early adoption is permitted.  We are in the process of evaluating the effect of this guidance on our consolidated condensed financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07 - Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are in the process of evaluating the effect of this guidance on our consolidated condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842) (“ASU 2016-02”), which replaces the existing lease accounting standards. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance (also referred to as capital) leases or operating leases. Both finance leases and operating leases with terms longer than 12 months will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. ASU 2016-02 is effective for fiscal years, and periods within those years, beginning after December 15, 2018. The Company generally does not finance purchases of equipment but it does lease office and lab facilities. We are in the process of evaluating the effect of this guidance on our consolidated condensed financial statements and related disclosures.

3.	Net Loss Per Share Attributable to Common Stockholders and Members

In March 2017, the Company converted from a limited liability company to a C-corporation. Upon the conversion, each outstanding common unit and preferred unit was converted into one share of common stock and preferred stock, respectively. Common units had similar rights and characteristics of common stock issued upon the conversion. In calculating net loss per share, the Company retrospectively applied the effects of the conversion to the number of common units outstanding prior to the conversion.

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Preferred stock and stock options are common share equivalents. There were 378,015 and 185,332 common stock equivalents outstanding as of September 30, 2018 and 2017, respectively, in the form of stock options, unvested restricted stock awards, and preferred stock in 2017, that have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands, except shares, units, per share and per unit data)	(Unaudited)
Numerator:
Net loss applicable to common stockholders and members	$(2,755)	$(5,273)	$(7,181)	$(6,527)
Denominator:
Weighted-average basic and diluted common shares and common units	10,624,113	4,183,075	10,415,025	3,725,825
Basic and diluted net loss per common share and common unit	$(0.26)	$(1.26)	$(0.69)	$(1.75)

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)
Construction-in-progress	986	—
Leasehold improvements	3	—
Furniture & fixtures	66	—
Computer equipment and software	37	11
Laboratory equipment	645	214
Total property and equipment	1,737	225
Accumulated depreciation and amortization	(105)	(25)
Property and equipment, net	$1,632	$200

Depreciation expense was $38 thousand and $80 thousand for the three and nine months ended September 30, 2018 and $5 thousand and $9 thousand for the three and nine months ended September 30, 2017, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)

Accrued pre-clinical expenses	$252	$257
Accrued professional fees	150	77
Accrued payroll and benefits	347	10
Accrued taxes	115	103
Accrued leasehold improvement liabilities	582	—
Other liabilities	92	—
Total	$1,538	$447

5.	Commitments and Contingencies

Significant Contracts and Agreements

Lease Agreement

In May 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). In June 2016, the Company entered into an amendment to the 2016 Lease which amended the timing of the rent payment from one single payment to 17 equal monthly installments. In February 2017, the Company entered into a second amendment to the 2016 Lease, which extended the expiration date of the 2016 Lease to October 31, 2018. In May 2018, the Company entered into a third amendment to the 2016 Lease which further extended the expiration date of the 2016 Lease to February 28, 2026. In October 2018, the Company entered into a fourth amendment to the 2016 Lease which expanded our office and lab facilities by an additional 6,003 square feet.

The Company’s future minimum operating lease payments, including the fourth amendment to the 2016 Lease, were as follows (in thousands):

Operating Leases
2018 (remaining three months)	$28
2019	337
2020	388
2021	396
2022	404
Thereafter	1,334
Future minimum operating lease payments	$2,887

The Company recorded $60 thousand and $125 thousand in rent expense for the three and nine months ended September 30, 2018, and $20 thousand and $59 thousand for the three and nine months ended September 30, 2017, respectively.

6.	Capitalization

Conversion to C-Corporation

On March 31, 2017, the Company converted from a limited liability company to a C-Corporation. Upon the conversion, all outstanding preferred units and common units were converted on a 1-to-1 basis into shares of preferred stock and common stock, respectively.

Stock Split and Increase in Authorized Shares

On September 5, 2017, in connection with our IPO, the Company’s board of directors (the “Board”) approved a 1-to-4.5 forward stock split, in the form of a stock dividend, of all outstanding shares of common stock and preferred stock. Except as otherwise noted, all references to share and per share amounts related to common stock, common units, preferred stock, preferred units and stock options in these condensed consolidated financial statements reflect the stock split. The par value per share of $.00001 of our capital stock was not adjusted as a result of the stock split. Additionally, the Board approved an increase in authorized shares of common stock and preferred stock to 80,000,000 shares and 20,000,000 shares, respectively. The stock split and the increase in the number of authorized common and preferred shares occurred immediately prior to the effectiveness of our registration statement on Form S-1 (File No. 333-220085) relating to the IPO on September 19, 2017.

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

On August 16, 2018, the Company entered into a stock purchase agreement with Frazier Life Sciences for the private placement of 625,000 shares of the Company’s common stock at $16.00 per share. The private placement yielded gross proceeds of $10.0 million and closed on August 17, 2018. Pursuant to the terms of the purchase agreement, the Company filed a registration statement with the SEC which became effective on October 12, 2018.

Shares Outstanding

There were 10,978,916 and 10,307,247 shares of common stock outstanding at September 30, 2018 and December 31, 2017, respectively. No shares of preferred stock were outstanding at September 30, 2018 or December 31, 2017.

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

Dividends.    The holders of the common stock are entitled to receive dividends, if and when declared by the Board, and all dividends shall be paid pro rata on the common stock and the preferred stock, without preference, based on the number of shares of the common stock of the holders. From inception through September 30, 2018, no dividends have been declared or paid by the Company.

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

Clinical Supply Agreement

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”). The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our products, KB103 and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of September 30, 2018 under these agreements for the manufacturing of our drug product is approximately $906 thousand. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company has incurred expenses under these agreements of $762 thousand and $2.4 million for the three and nine months ended September 30, 2018, and $483 thousand and $643 thousand for the three and nine months ended September 30, 2017, respectively.

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

The Company granted 38,500 and 174,000 stock options during the three and nine months ended September 30, 2018, respectively, to employees and directors of the Company, and 6,750 and 71,649 stock options were granted during the three and nine months ended September 30, 2017. Options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one and four-year periods. Options have a life of ten years. Stock options granted to non-employees are accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and are recognized as expense over the related service period.

The following table summarizes the Company’s stock option activity:

			Weighted-
		Weighted-	average	Aggregate
	Stock	average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance at December 31, 2017	185,332	$3.91	9.0	$1,224
Granted	174,000	$12.90
Exercised	(4,243)	$2.46
Cancelled or forfeited	(19,500)	$14.96
Balance at September 30, 2018	335,589	$7.95	9.0	$3,232
Exercisable at September 30, 2018	65,040	$4.27	8.4	$866
Vested at September 30, 2018	65,040	$4.27	8.4	$866

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 28, 2018 and the exercise price of outstanding in-the-money options.

Options for 4,243 shares of our common stock with an intrinsic value of $53 thousand were exercised during the nine months ended September 30, 2018. No options were exercised during 2017.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$86	$40	$209	$107
General and administrative	82	14	135	81
Total stock-based compensation	$168	$54	$344	$188

Stock Options Granted to Employees. The Company recorded stock-based compensation expense related to employee’s and board member’s stock options of $159 thousand and $312 thousand for the three and nine months ended September 30, 2018, respectively, and $47 thousand and $78 thousand for the three and nine months ended September 30, 2017, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected stock price volatility	80%	80%	80%	80%
Expected term of the award (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	2.90%	1.92%	2.77%	1.93%
Expected dividend yield	0%	0%	0%	0%

The weighted-average grant-date fair value per share of options granted to employees during the nine months ended September 30, 2018 was $9.15.

There was $1.5 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.10 years as of September 30, 2018.

Stock Options Granted to Non-Employees. Stock-based compensation expense related to stock options granted to non-employees is recognized over the related service period. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The Company recorded stock-based compensation expense related to non-employees’ stock options of $9 thousand and $32 thousand for the three and nine months ended September 30, 2018, respectively, and $7 thousand and $110 thousand for the three and nine months ended September 30, 2017, respectively. No options were granted to non-employees in the nine months ended September 30, 2018.

Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards (“RSA”s) on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively. No RSAs were granted in the three and nine months ended September 30, 2017. The RSAs vest ratably over a one-year period. 10,606 shares of RSAs had vested as of September 30, 2018. The RSAs, including the unvested portion, are considered issued and outstanding as of September 30, 2018. The fair value of each restricted stock is the closing price of our common stock on the grant date. The weighted average grant-date fair value of each restricted stock was $10.30 in the three and nine months ended September 30, 2018. The Company recorded stock-based compensation expense related to RSAs of $109 thousand and $146 thousand for the three and nine months ended September 30, 2018 within general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2018, there was $291 thousand of unrecognized stock-based compensation expense related to RSAs that is expected to be recognized over a weighted-average period of 8 months.

Stock options and restricted stock awards available for grant were 703,074 at September 30, 2018.

9.	Subsequent Events

On October 23, 2018, the Company completed its secondary public offering of 3,450,000 shares of its common stock at a price to the public of $20.00 per share, which includes the sale of 450,000 shares of the Company’s common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares. The Chief Executive Officer and Chief Operating Officer each purchased 25,000 shares of the Company’s common stock at $20.00 per share as part of the secondary public offering. The total proceeds from the offering to the Company, net of underwriting discounts and commissions of approximately $4.1 million, but before offering expenses payable by the Company, were approximately $64.9 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as  filed with the SEC, on March 12, 2018.

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

Our lead product candidate, KB103, seeks to use topical gene therapy to treat dystrophic epidermolysis bullosa, or DEB, a rare and severe genetic disease, for which there is currently no approved treatment. In May 2018, we commenced a Phase 1/2 clinical study of KB103, a first-in-class topical gene therapy for the treatment of DEB, at Stanford University. We announced positive interim results from this clinical study on October 15, 2018. In particular, results to date on two patients met all primary efficacy (presence of functional protein type VII collagen expression, observation of NC1 and NC2 reactive anchoring fibrils and continued expression following repeat administration) and safety endpoints (no adverse events, inflammation or irritation) in topically administered KB103 wounds.

KB103 is the first topical HSV-1 based gene therapy engineered to deliver a human collagen protein to patients suffering from DEB. DEB affects the skin and mucosal tissues, and is caused by one or more mutations in a gene called COL7A1, which is responsible for the formation of protein type VII collagen, or COL7, that forms anchoring fibrils that bind the dermis to the epidermis. In DEB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils, leading to extremely fragile skin that blisters and tears from minor friction or trauma. Those who are born with DEB are sometimes called “butterfly children”, because their skin is likened to be as fragile as the wings of a butterfly. DEB patients may suffer from open wounds, skin infections, fusion of fingers and toes, and gastrointestinal tract problems throughout their lifetime, and may eventually develop squamous cell carcinoma, a potentially fatal condition. Based on information from DEBRA International, a worldwide alliance of patient support groups for EB, of which DEB is a subset, we believe there may be as many as 125,000 patients worldwide who suffer from DEB. We estimate that there are 3,200 to 3,500 diagnosed DEB patients in the European Union, United States, Japan and Canada.

We commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech, LLC to Krystal Biotech, Inc. On June 19, 2018, we incorporated Krystal Australia Pty Ltd, an Australian proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia.  To date, our operations have been focused on organizing and staffing our company, developing our proprietary STAR-D platform, identifying potential product candidates, undertaking preclinical studies and clinical trials, and developing an in-house good manufacturing practice (“GMP”) facility.

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

On August 16, 2018, the Company entered into a stock purchase agreement with Frazier Life Sciences for the private placement of 625,000 shares of the Company’s common stock at $16.00 per share. The private placement yielded gross proceeds of $10 million and closed on August 17, 2018.

On October 23, 2018, the Company completed its secondary public offering of 3,450,000 shares of its common stock at a price to the public of $20.00 per share, which includes the sale of 450,000 shares of the Company’s common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares. The total proceeds from the offering to the Company, net of underwriting discounts and commissions of approximately $4.1 million, but before offering expenses payable by the Company, were approximately $64.9 million.

At September 30, 2018, our cash, cash equivalents and short-term investments balance was approximately $52.3 million.

On November 2, 2017, the U.S. Food and Drug Administration, or the FDA, granted orphan drug designation to the Company’s lead product candidate, KB103, for the treatment of DEB. The FDA’s Office of Orphan Drug Products Development grants orphan drug designation to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the United States. Orphan drug designation may allow us to be eligible for a seven-year period of U.S. Marketing exclusivity upon approval of KB103, tax credits for certain clinical research costs, and a waiver of the Prescription Drug User Fee Act, or PDUFA, filing fees, subject to certain conditions.

On November 3, 2017, the Office of Science Policy or OSP at the National Institutes of Health or the NIH indicated that the Company’s Phase 1/2 protocol for KB103 has completed the RAC protocol registration process.

On January 16, 2018, the United States Patent and Trademark Office or USPTO granted U.S. Patent No. 9,877,990 to the Company which covers compositions comprising herpes simplex viral or HSV vectors and methods of using the same for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin in a subject.

On April 16, 2018, the European Commission granted the orphan medicinal product designation, or OMPD, for KB103. KB103 has the distinction of being the first investigational HSV-1 based gene therapy for DEB to receive this designation.

In May 2018, we commenced a Phase 1/2 clinical study of KB103, a first-in-class topical gene therapy for the treatment of DEB, at Stanford University. The Phase 1/2 trial at Stanford University is a single-center, open-label, placebo-controlled Phase 1/2 study conducting an intra-subject comparison of randomized treatment and control wounds. It is designed to evaluate the safety and tolerability of KB103 in subjects with the recessive form of dystrophic epidermolysis bullosa. Efficacy is also evaluated through analysis of collagen VII expression and anchoring fibril formation in the basement membrane zone and wound imaging.

In May 2018, the FDA granted Fast Track designation in the United States for KB103 for the treatment of DEB.  Under the FDA Modernization Act of 1997, designation as a Fast Track product means the FDA will take action to expedite both the development and the review of the application for approval.  The FDA may also evaluate for filing, and commence review of, portions of an application for approval of a Fast Track product under certain conditions.

On August 7, 2018, the FDA granted orphan drug designation to the Company’s second product candidate, KB105 which is currently in preclinical development for treatment of patients with transglutaminase 1, or TGM-1, deficient autosomal recessive congenital ichthyosis, or ARCI. There are currently no treatments for this disease that affects approximately 20,000 patients worldwide. We anticipate filing an Initial New Drug, or IND, application in the fourth quarter of 2018. TGM-1 is an essential epidermal enzyme that facilitates the formation of the epidermal barrier, which prevents dehydration, and protects the skin from unwanted toxins and surface microorganisms. The loss of TGM-1-activity results in the severe genetic skin disease ARCI. Most patients with a TGM-1-deficiency exhibit life-long pronounced scaling with increased transepidermal water loss. The scales are plate-like, often of a dark color, and cover the whole-body surface area. TGM-1-deficient ARCI is associated with increased mortality in the neonatal period and has a dramatic impact on quality of life. KB105 is a replication-defective, non-integrating viral vector that has been engineered employing Krystal’s STAR-D platform to deliver functional human TGM-1 gene directly to the patients’ dividing and non-dividing skin cells. HSV-1 is Krystal’s replication-deficient, non-integrating viral vector that can penetrate skin cells more efficiently than other viral vectors. Its high payload capacity allows it to accommodate large or multiple genes and its low immunogenicity makes it a suitable choice for direct and repeat delivery to the skin.

On October 15, 2018, we announced positive interim results from placebo-controlled Phase 1/2 study of KB103. In particular, results to date on two patients met all primary efficacy (presence of functional protein type VII collagen expression, observation of NC1 and NC2 reactive anchoring fibrils and continued expression following repeat administration) and safety endpoints (no adverse events, inflammation or irritation) in topically administered KB103 wounds. With respect to secondary endpoints, topically administered KB103 wounds closed in 2 weeks. KB103 shows presence functional COL7 expression and anchoring fibrils in both patients when administered intradermally to intact skin.

Since operations began, we have incurred operating losses. Our net losses were $2.8 million and $7.2 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, we had an accumulated deficit of $16.3 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient proceeds from our IPO and from other sources to fund our planned preclinical and clinical studies or our operations. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch KB103 or any other product candidate, including KB105. Accordingly, to obtain marketing approval for and to commercialize this or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.

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

We expect our research and development expenses will increase as we continue the manufacture of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we conduct our ongoing Phase 1/2 clinical trial for KB103 and ongoing preclinical trials for KB105. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of this clinical trial, and, as a result, the actual costs to complete this planned clinical trial may exceed the expected costs.

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

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three and nine months ended September 30, 2018 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
(In thousands)	(unaudited)
Expenses
Research and development	$1,914	$1,355	$559
General and administrative	1,058	738	320
Total operating expenses	2,972	2,093	879
Loss from operations	(2,972)	(2,093)	(879)
Other Expense
Interest and other income (expense), net	217	(3,180)	3,397
Total interest and other income (expense), net	217	(3,180)	3,397
Net loss applicable to stockholders	$(2,755)	$(5,273)	$2,518

Research and Development Expenses

Research and development expenses increased $559 thousand in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Higher research and development expenses were due largely to increases in payroll, employee benefits and stock-based compensation of $419 thousand, lab supplies of $322 thousand, and other research and development expenses of $95 thousand partially offset by decreases in professional services related to outsourced manufacturing, in-vivo and clinical studies of $277 thousand.

General and Administrative Expenses

General and administrative expenses increased $320 thousand in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Higher general and administrative spending was due largely to increases in payroll, employee benefits and stock-based compensation costs of $366 thousand, insurance expenses of $80 thousand as a result of being a public company, and other administrative costs of $143 thousand partially offset by decreases in legal and professional services of $269 thousand.

Interest and Other Income (Expense), Net

Interest and other income for the three months ended September 30, 2018 was $217 thousand and consisted of interest income earned from our cash, cash equivalents and short-term investments. Interest and other expense, net, for the three months ended September 30, 2017 was $3.2 million and consisted primarily of interest expense incurred due to the beneficial conversion feature upon conversion of promissory notes to shares of preferred stock, and to a lesser degree due to interest expense on our convertible promissory notes before their conversion to shares of preferred stock, partially offset by interest earned on our cash.

Results of Operations

Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
(In thousands)	(unaudited)
Expenses
Research and development	$4,959	$2,120	$2,839
General and administrative	2,738	1,154	1,584
Total operating expenses	7,697	3,274	4,423
Loss from operations	(7,697)	(3,274)	(4,423)
Other Expense
Interest and other income (expense), net	516	(3,253)	3,769
Total interest and other income (expense), net	516	(3,253)	3,769
Net loss applicable to stockholders and members	$(7,181)	$(6,527)	$(654)

Research and Development Expenses

Research and development expenses increased $2.8 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Higher research and development expenses were due largely to increases in professional services related to outsourced manufacturing, in-vivo and clinical studies of $1.0 million, payroll, employee benefits and stock-based compensation of $1.0 million, lab supplies of $632 thousand, and other research and development expenses of $196 thousand.

General and Administrative Expenses

General and administrative expenses increased $1.6 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Higher general and administrative spending was due largely to increases in legal and professional services of $137 thousand, payroll, employee benefits and stock-based compensation costs of $899 thousand, insurance expenses of $253 thousand as a result of being a public company, and other administrative costs of $296 thousand.

Interest and Other Income (Expense), Net

Interest and other income for the nine months ended September 30, 2018 was $516 thousand and consisted of interest income earned from our cash, cash equivalents and short-term investments. Interest and other expense, net, for the nine months ended September 30, 2017 was $3.3 million and consisted primarily of interest expense incurred due to the beneficial conversion feature upon conversion of promissory notes to shares of preferred stock, and to a lesser degree due to interest expense on our convertible promissory notes before their conversion to shares of preferred stock, partially offset by interest earned on our cash.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had an accumulated deficit of $16.3million.

On October 25, 2018, we received net proceeds of approximately $64.9 million from our secondary public offering before offering expenses payable by the Company.

On August 17, 2018, we closed the sale of common stock to Frazier Life Sciences for aggregate proceeds of $10 million.

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

We believe that our cash, cash equivalents and short-term investments of approximately $52.3 million as of September 30, 2018 together with our secondary public offering in October 2018 which resulted in proceeds of $64.9 million, net of underwriting discounts and commissions but before offering expenses payable by the Company, will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. As we continue to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and the achievement of a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until it does, we will continue to need to raise additional capital or obtain financing from other sources, such as partnerships. Management intends to fund future operations through equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We believe that our available funds will be sufficient to enable us to obtain clinical data from our  Phase 1/2 clinical trial for KB103 and to initiate Phase 1/2 clinical trials for KB105. We expect that these funds will not be sufficient to enable us to seek marketing approval for or commercialize any of our product candidates.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing Phase 1/2 clinical trial for KB103;
•	the progress, timing and costs of manufacturing of KB103 for clinical trials;
•	the timing and costs of filing an IND for KB105 and commencing Phase 1/2 clinical trials for KB105;
•

the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the costs of establishing and maintaining our own commercial-scale cGMP manufacturing facility;

•	the costs associated with the manufacturing process development and evaluation of third-party manufacturers;
•

the costs of commercialization activities for KB103 and other product candidates if we receive marketing approval for KB103 or any other product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sale of KB103 or other product candidates, should any of our product candidates receive marketing approval;
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

We expect that we will need to obtain substantial additional funding in order to receive regulatory approval and to commercialize KB103 or any other product candidates, including KB105. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of KB103 or KB105 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to KB103 or KB105 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(5,927)	$(1,763)
Net cash used in investing activities	(6,556)	(51)
Net cash provided by financing activities	9,559	52,461
Net (decrease) increase in cash	$(2,924)	$50,647

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $5.9 million and consisted primarily of a net loss of $7.2 million adjusted for non-cash items of depreciation and stock-based compensation expense of $570 thousand, and cash provided by net decreases in operating assets and liabilities of $684 thousand.

Net cash used by operating activities for the nine months ended September 30, 2017 was $1.8 million and consisted primarily of a net loss of $6.6 million adjusted for non-cash items of depreciation and stock-based compensation expense of $197 thousand, non-cash interest expense from convertible promissory notes of $3.3 million and cash provided by net decreases in operating assets and liabilities of $1.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $6.6 million and consisted primarily of purchases of $5.6 million of short-term available-for-sale investment securities, expenditures of $930 thousand on the build-out of our new GMP facilities and purchases of computer and laboratory equipment.

Net cash used in investing activities for the nine months ended September 30, 2017 was $51 thousand and consisted primarily of computer and laboratory equipment purchases.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $9.6 million and was primarily from proceeds from an August 2017 private placement of 625,000 shares of the Company’s common stock at $16.00 per share resulting in gross proceeds of $10.0 million, partially offset by transactions costs of $450,000.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $52.5 million and was from proceeds of $1.3 million received from the issuance of convertible promissory notes, $1.0 million received from the issuance of related party convertible promissory notes, $43.2 million received from the issuance of common stock, and $7.0 million received from issuance of preferred stock and preferred units.

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

Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $52.3 million at September 30, 2018, which consist primarily of U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and under the caption “Risk Factors” in our Prospectus Supplement, dated October 18, 2018 and filed with the SEC on October 19, 2018. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

There have been no material additions or changes in our risk factors from those previously disclosed under the caption “Risk Factors” in our Prospectus Supplement, dated October 18, 2018 and filed with the SEC on October 19, 2018.

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 5, 2018	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Antony A. Riley
Antony Riley
Chief Financial Officer
(Principal Accounting and Financial Officer)