Form 10-Q
period 2019-03-31
Krystal Biotech, Inc.
filed 2019-05-07
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KRYS	NASDAQ

As of April 30, 2019, the registrant had 14,443,569 shares of common stock, $0.00001 par value per share, outstanding.

Krystal Biotech, Inc.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 (unaudited) and 2018 (unaudited)	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2019 (unaudited) and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 (unaudited) and 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

ITEM 1.

Krystal Biotech, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except shares and per share data)	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$98,013	$103,670
Short-term investments	8,617	8,091
Prepaid and other current assets	1,264	889
Total current assets	107,894	112,650
Property and equipment, net	4,354	3,014
Right-of-use asset	3,001	—
Other noncurrent assets	455	452
Total assets	$115,704	$116,116
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,126	$888
Current portion of lease liability	418	—
Accrued expenses and other current liabilities	1,698	1,708
Total current liabilities	3,242	2,596
Lease liability	2,976	—
Other noncurrent liabilities	—	294
Total liabilities	6,218	2,890
Commitments and contingencies (Note 5)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at March 31, 2019 (unaudited) and December 31, 2018; 2,061,773 shares issued, and no shares outstanding at March 31, 2019 (unaudited) and December 31, 2018	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at March 31, 2019 (unaudited) and December 31, 2018; 14,443,569 and 14,428,916 shares issued and outstanding at March 31, 2019 (unaudited) and December 31, 2018, respectively	—	—
Additional paid-in capital	133,540	133,183
Accumulated other comprehensive income	16	2
Accumulated deficit	(24,070)	(19,959)
Total stockholders' equity	109,486	113,226
Total liabilities and stockholders' equity	$115,704	$116,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2019	2018
Expenses
Research and development	$3,167	$1,520
General and administrative	1,527	757
Total operating expenses	4,694	2,277
Loss from operations	(4,694)	(2,277)
Other Expense
Interest and other income, net	583	127
Total interest and other income, net	583	127
Net loss	(4,111)	(2,150)
Unrealized gain on available-for-sale securities	14	—
Comprehensive loss	(4,097)	(2,150)

Net loss attributable to common stockholders per share: Basic and diluted	$(0.29)	$(0.21)

Weighted-average common shares outstanding: Basic and diluted	14,417,649	10,307,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
(In thousands, except shares)	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2019	—	$—	14,428,916	$—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock	—	—	14,653	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	313	—	—	313
Unrealized gain on investments	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(4,111)	(4,111)
Balances at March 31, 2019	—	$—	14,443,569	$—	$133,540	$16	$(24,070)	$109,486

Balances at January 1, 2018	—	$—	10,307,247	$—	$58,544	$—	$(9,070)	$49,474
Issuance of common stock	—	—	2,368	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	65	—	—	65
Net loss	—	—	—	—	—	—	(2,150)	(2,150)
Balances at March 31, 2018	—	$—	10,309,615	$—	$58,619	$—	$(11,220)	$47,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating Activities
Net loss	$(4,111)	$(2,150)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	132	18
Stock-based compensation expense	313	65
Decrease in
Prepaids and other current assets	(352)	(118)
Accounts payable	583	(104)
Accrued expenses and other current liabilities	153	(80)
Amortization of right-of-use asset	67	—
Net cash used in operating activities	(3,215)	(2,369)

Investing Activities
Purchases of property and equipment	(1,707)	—
Purchases of short-term investments	(512)	—
Purchases of other noncurrent assets	(263)	—
Net cash used in investing activities	(2,482)	—

Financing Activities
Issuance of common stock, net	40	6
Issuance of preferred stock and preferred units	—	—
Net cash provided by financing activities	40	6
Net decrease in cash and cash equivalents	(5,657)	(2,363)

Cash and cash equivalents at beginning of period	103,670	49,591
Cash and cash equivalents at end of period	$98,013	$47,228

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchase of property and equipment	$375	$—
Unpaid deferred offering costs	$155	$1
Initial recognition of right-of-use assets	$3,394	$—

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

We are a gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from skin diseases. We have developed a proprietary gene therapy platform that consists of an engineered, patented (issued and pending), viral vector based on modified herpes simplex virus 1, or HSV-1, and skin-optimized gene transfer technology, to develop off-the-shelf treatments for skin diseases for which we believe there are no known effective treatments.

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

Liquidity and Risks

As of March 31, 2019, the Company had an accumulated deficit of $24.1 million. With the net proceeds raised upon the close of its initial public offering (“IPO”) in September 2017, a private placement in August 2018, a secondary public offering in October 2018,  an “at-the-market” equity offering program (“ATM Facility) in March 2019, as described in Note 6 “Capitalization”, the Company believes that its cash, cash equivalents and short-term investments of approximately $106.6 million as of March 31, 2019 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s condensed consolidated financial information. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale and as current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive gain or loss, which is a separate component of stockholders’ equity in the condensed consolidated balance sheets.

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

Computer equipment and software	3 years
Lab equipment Furniture and fixtures Leasehold improvements	3-7 years 3 years remaining life of lease

Construction-in-progress is not depreciated until the asset is placed in service.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses through March 31, 2019.

Leases

We have entered into a lease agreement for our laboratory and office space. As described below under "Recent Accounting Standards,” we adopted ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”) as of January 1, 2019. Pursuant to ASU 2016-02, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligation represents our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at our adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. For all lease agreements we combine lease and non-lease components. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Prior to our adoption of ASU 2016-02, when our lease agreements contained tenant improvement allowances and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where the lessor granted us leasehold improvement allowances that reduced our lease expense, we capitalized the improvements as incurred and recognized deferred rent, which was amortized over the shorter of the lease term or the expected useful life of the improvements.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations based on their grant-date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term. Beginning in the first quarter of 2019, the Company adopted ASU 2018-07 - Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which no longer required non-employee stock options to be periodically revalued. The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements. Prior to the first quarter of 2019, share-based payments issued to non-employees were recorded at their fair values and were periodically revalued as the equity instruments vest and were recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and were expensed ratably over the vesting term.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; (iv) expected dividends; and (v) the estimated fair value of its common stock on the measurement date. Due to the lack of sufficient history and trading volume of its Common Stock and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. Beginning in the first quarter of 2019, the expected term of non-employee stock options also used the “simplified” method. Prior to the first quarter of 2019, the expected term for non-employee awards was the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company is also required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from its estimates. Beginning in the first quarter of 2019, the Company used historical data to estimate forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. Prior to the first quarter of 2019, the forfeiture rate was estimated to be zero. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net loss and other comprehensive income or loss are reported, net of their related tax effect, to arrive at a comprehensive loss.

Recent Accounting Pronouncements

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Stockholders’ Equity for the three months ending March 31, 2018 and 2019.

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

In June 2018, the FASB issued ASU 2018-07 - Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The amended guidance is effective for us commencing in the first quarter of 2019.  The adoption of this amended guidance did not have a material effect on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842) (“ASU 2016-02”), which replaces the existing lease accounting standards. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance (also referred to as capital) leases or operating leases. Both finance leases and operating leases with terms longer than 12 months will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. ASU 2016-02 is effective for the Company beginning in the first quarter of 2019. The Company generally does not finance purchases of equipment but does lease office and lab facilities. The adoption of this amended guidance resulted in $3.0 million of right-of-use asset and $3.4 million of lease liability being recognized on the condensed consolidated balance sheet as of March 31, 2019.

3.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. There were 443,362 and 233,464 common stock equivalents outstanding as of March 31, 2019 and 2018, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive for all periods presented.

	Three Months Ended March 31,
	2019	2018
(In thousands, except shares, units, per share and per unit data)	(Unaudited)
Numerator:
Net loss applicable to common stockholders and members	$(4,111)	$(2,150)
Denominator:
Weighted-average basic and diluted common shares and common units	14,417,649	10,307,379
Basic and diluted net loss per common share and common unit	$(0.29)	$(0.21)

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Construction-in-progress	309	2,259
Leasehold improvements	2,171	3
Furniture & fixtures	99	99
Computer equipment and software	48	40
Laboratory equipment	2,025	779
Total property and equipment	4,652	3,180
Accumulated depreciation and amortization	(298)	(166)
Property and equipment, net	$4,354	$3,014

Depreciation expense was $132 thousand and $18 thousand for the three months ended March 31, 2019 and 2018, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Accrued pre-clinical expenses	$675	$537
Accrued professional fees	159	41
Accrued payroll and benefits	256	348
Accrued taxes	50	154
Accrued construction in progress	330	589
Other current liabilities	646	39
Total	$2,116	$1,708

5.	Commitments and Contingencies

Significant Contracts and Agreements

Lease Agreement

In May 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 (the “2016 Lease”). The 2016 Lease was amended to increase the area leased to approximately 31,000 square feet and to extend the expiration date to February 28, 2027.   As mentioned above in “Recent Accounting Pronouncements” in Note 2, the adoption of ASU 2016-02 on January 1, 2019 for the 2016 Lease, as amended, resulted in a $3.0 million of right-of-use asset and $3.4 million of lease liability being recognized on the condensed consolidated balance sheet as of March 31, 2019.

The Company’s future minimum operating lease payments from the 2016 Lease, as amended, were as follows (in thousands):

Operating Leases
2019 (remaining nine months)	$321
2020	515
2021	592
2022	604
2023	616
Thereafter	2,033
Future minimum operating lease payments	$4,681
Less: Interest	1,287
Present value of lease liability	$3,394
Current portion of lease liability	418
Long-term portion of lease liability	2,976

The Company recorded $125 thousand and $31 thousand in rent expense for the three months ended March 31, 2019 and 2018, respectively.

Clinical Supply Agreement

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”). The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our products, KB103 and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of March 31, 2019 under these agreements for the manufacturing of our drug product is approximately $2.2 million. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company has incurred expenses under these agreements of $803 thousand and $801 thousand for the three months ended March 31, 2019 and 2018, respectively.

6.	Capitalization

Sale of Common Stock

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

ATM Facility

On March 12, 2019, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to issue and sell shares of the Company’s common stock of up to $50.0 million in gross proceeds, from time to time during the term of the sales agreement, through an “at-the-market”  equity offering program under which Cowen will act as the Company’s agent and/or principal (“ATM Facility). The ATM Facility provides that Cowen will be entitled to compensation for its services in an amount of 3.00% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may at any time suspend solicitation and offers under the sales agreement. As of March 31, 2019, the Company has not sold any shares under the ATM Facility.

Shares Outstanding

There were 14,443,569 and 14,428,916 shares of common stock outstanding at March 31, 2019 and December 31, 2018, respectively. No shares of preferred stock were outstanding at March 31, 2019 or December 31, 2018.

7.	Stock-Based Compensation

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

The Company granted 67,500 and 55,000 stock options to employees and directors of the Company during the three months ended March 31, 2019 and 2018, respectively. Options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably between one and four-year periods. Options have a life of ten years. Commencing in the first quarter of 2019, the accounting treatment for stock options granted to non-employees was aligned with the accounting for employee stock options upon the adoption of ASU 2018-07 as described in Note 2 “Summary of Significant Accounting Policies”. Prior to the first quarter of 2019, stock options granted to non-employees were accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and recognized as expense over the related service period.

The following table summarizes the Company’s stock option activity:

			Weighted-
		Weighted-	average	Aggregate
	Stock	average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(In thousands) (1)
Balance at December 31, 2018	357,089	$8.73	8.8	$4,302
Granted	67,500	$23.87
Exercised	(14,653)	$2.75
Cancelled or forfeited	(9,000)	$18.71
Balance at March 31, 2019	400,936	$11.28	8.8	$8,670
Exercisable at March 31, 2019	93,468	$5.82	8.2	$2,531
Vested at March 31, 2019	112,364	$5.30	8.2	$3,102

(1)	Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2019 and the exercise price of outstanding in-the-money options.

Options for 14,653 shares of our common stock with an intrinsic value of $442 thousand were exercised during the three months ended March 31, 2019.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$117	$46
General and administrative	87	19
Total stock-based compensation	$204	$65

Stock Options Granted to Employees. The Company recorded stock-based compensation expense related to employee’s and board member’s stock options of $185 thousand and $61 thousand for the three months ended March 31, 2019 and 2018, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Expected stock price volatility	71%	80%
Expected term of the award (years)	6.25	6.25
Risk-free interest rate	2.46%	2.71%
Forfeiture Rate	10.00%	0.00%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value per share of options granted to employees during the three months ended March 31, 2019 was $15.51.

There was $1.5 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 2.88 years as of March 31, 2019.

Stock Options Granted to Non-Employees. The Company recorded stock-based compensation expense related to non-employees’ stock options of $19 thousand and $4 thousand for the three months ended March 31, 2019 ad 2018, respectively.

Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards (“RSA”s) on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively.  The RSAs vest ratably over a one-year period. 31,818 shares of RSAs had vested as of March 31, 2019. The RSAs, including the unvested portion, are considered issued and outstanding as of March 31, 2019. The fair value of each restricted stock was $10.30 reflecting the closing price of our common stock on the grant date.  The Company recorded stock-based compensation expense related to RSAs of $109 thousand and $0 for the three months ended March 31, 2019 and 2018, respectively within general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2019, there was $73 thousand of unrecognized stock-based compensation expense related to RSAs that is expected to be recognized over a weighted-average period of 2 months.

Stock options and restricted stock awards available for grant were 623,074 at March 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as  filed with the SEC, on March 12, 2019.

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

Overview

We are a clinical stage gene therapy company currently dedicated to developing and commercializing novel treatments for patients suffering from dermatological skin diseases. We have developed a proprietary gene therapy platform that consists of a patented engineered viral vector based on herpes simplex virus 1, or HSV-1, and skin-optimized gene transfer technology, to develop off-the-shelf treatments for dermatological diseases for which we believe there are no known effective treatments. We are initially using the platform to develop treatments for rare or orphan dermatological indications caused by the absence of or a mutation in a single gene, and plan to leverage our platform in the future to expand our pipeline to include other dermatological indications and skin conditions.

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

In March 2019, the EMA granted PRIority MEdicines, or PRIME, eligibility for KB103 to treat DEB. The PRIME designation is awarded by the EMA to promising medicines that target an unmet medical need. These medicines are considered priority medicines by the EMA. The PRIME designation is awarded by the EMA to promising medicines that target an unmet medical need. These medicines are considered priority medicines by the EMA. To be eligible and accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on early clinical data coupled with non-clinical data. Through PRIME, the EMA offers enhanced support to medicine developers including early interaction and dialogue, and a pathway for accelerated evaluation by the agency. The program is intended to optimize development plans and expedite the review and approval process so that these medicines may reach patients as early as possible. To be eligible for PRIME, medicines must target an unmet medical need and show potential benefit for patients based on early clinical data coupled with non-clinical data.

Our second pipeline candidate, KB105, is currently in preclinical development for treatment of patients with deficient autosomal recessive congenital ichthyosis, or ARCI, which is associated with transglutaminase 1, or TGM-1. There are currently no treatments for this disease that affects approximately 20,000 patients worldwide. We anticipate filing an Initial New Drug, or IND, application for KB105 in the second half of 2019. The FDA has granted KB103 orphan drug designation and rare pediatric designation for the treatment of ARCI. We have several other product candidates in various stages of preclinical development.

In March 2019, we had the official inauguration of Ancoris, our commercial scale current good manufacturing practice or cGMP-compliant facility, following the completion of a manufacturing trial run of KB103. We intend to use our cGMP manufacturing process for all clinical and commercial production of KB103.  Although we anticipate that our manufacturing facility will be primary production site to meet project clinical and commercial demand, we will continue to evaluate, and will pursue as needed, additional internal sources of manufacturing capacity, potential third parties to provide multiple long-term supply alternatives to meet commercial demand in the event that KB103 receives marketing approval and for our other pipeline programs.  We continue to utilize our internal process development group and work with third parties in order to evaluate and develop manufacturing process improvements that may increase the productivity and efficiency of our manufacturing process.

On March 12, 2019, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to issue and sell shares of the Company’s common stock of up to $50.0 million in gross proceeds, from time to time during the term of the sales agreement, through an “at-the-market”  equity offering program under which Cowen will act as the Company’s agent and/or principal (“ATM Facility). The ATM Facility provides that Cowen will be entitled to compensation for its services in an amount of 3.00% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may at any time suspend solicitation and offers under the sales agreement. As of March 31, 2019, the Company has not sold any shares under the ATM Facility.

At March 31, 2019, our cash, cash equivalents and short-term investments balance was approximately $106.6 million. Since operations began, we have incurred operating losses. Our net losses were $4.1 million and $2.2 million for the quarters ended March 31, 2019 and 2018, respectively. At March 31, 2019, we had an accumulated deficit of $24.1 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

We commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech, LLC to Krystal Biotech, Inc. On June 19, 2018, we incorporated Krystal Australia Pty Ltd, an Australian proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia.  To date, our operations have been focused on organizing and staffing our company, developing our proprietary platform, identifying potential product candidates, undertaking preclinical studies and clinical trials, and developing an in-house cGMP facility.

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

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2019 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
(In thousands)	(unaudited)
Expenses
Research and development	$3,167	$1,520	$1,647
General and administrative	1,527	757	770
Total operating expenses	4,694	2,277	2,417
Loss from operations	(4,694)	(2,277)	(2,417)
Other Expense
Interest and other income (expense), net	583	127	456
Total interest and other income (expense), net	583	127	456
Net loss applicable to stockholders	$(4,111)	$(2,150)	$(1,961)

Research and Development Expenses

Research and development expenses increased $1.6 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Higher research and development expenses were due largely to increases in payroll, employee benefits and stock-based compensation of $608 thousand, lab supplies of $649 thousand, and other research and development expenses of $391 thousand.

General and Administrative Expenses

General and administrative expenses increased $770 thousand in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Higher general and administrative spending was due largely to increases in payroll, employee benefits and stock-based compensation costs of $551 thousand, insurance expenses of $17 thousand as a result of being a public company, and other administrative costs of $202 thousand.

Interest and Other Income

Interest and other income for the three months ended March 31, 2019 and 2018 was $583 thousand $127 thousand, respectively and consisted of interest income earned from our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had an accumulated deficit of $24.1 million.

On March 12, 2019, the Company entered into an “at-the-market” equity offering program (“ATM Facility”) to issue and sell shares of the Company’s common stock of up to $50.0 million in gross proceeds. As of March 31, 2019, the Company has not sold any shares under the ATM Facility.

With the net proceeds raised upon the close of our initial public offering (“IPO”) in September 2017, a private placement in August 2018, a secondary public offering in October 2018,  an “at-the-market” equity offering program (“ATM Facility) in March 2019, the Company believes that its cash, cash equivalents and short-term investments of approximately $106.6 million as of March 31, 2019 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

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

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(3,215)	$(2,369)
Net cash used in investing activities	(2,482)	—
Net cash provided by financing activities	40	6
Net decrease in cash	$(5,657)	$(2,363)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $3.2 million and consisted primarily of a net loss of $4.1 million adjusted for non-cash items of depreciation and stock-based compensation expense of $445 thousand, and cash provided by net decreases in operating assets and liabilities of $451 thousand.

Net cash used by operating activities for the three months ended March 31, 2018 was $2.4 million and consisted primarily of a net loss of $2.2 million adjusted for non-cash items of depreciation and stock-based compensation expense of $83 thousand, and cash provided by net decreases in operating assets and liabilities of $302 thousand.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $2.5 million and consisted primarily of purchases of $512 thousand of short-term available-for-sale investment securities, expenditures of $2.0 million on the build-out of our new GMP facilities and purchases of computer and laboratory equipment.

Net cash used in investing activities for the three months ended March 31, 2018 was zero.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $40 thousand and $6 thousand, respectively and related to proceeds received from the exercise of common stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $106.6 million at March 31, 2019, which consist primarily of U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the caption “Risk Factors” in our Prospectus Supplement as filed with the SEC on March 12, 2019. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

There have been no material additions or changes in our risk factors from those previously disclosed under the caption “Risk Factors” in our Prospectus Supplement as filed with the SEC on March 12, 2019.

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 7, 2019	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Antony A. Riley
Antony Riley
Chief Financial Officer
(Principal Accounting and Financial Officer)