Form 10-Q
period 2019-06-30
Krystal Biotech, Inc.
filed 2019-08-05
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, there were   17,300,390 shares of the registrant’s common stock issued and outstanding as of July 31, 2019.

Krystal Biotech, Inc.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 (unaudited) and 2018 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2019 (unaudited) and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 (unaudited) and 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

ITEM 1.

Krystal Biotech, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except shares and per share data)	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$186,587	$103,670
Short-term investments	8,879	8,091
Prepaid and other current assets	737	889
Total current assets	196,203	112,650
Property and equipment, net	5,961	3,014
Right-of-use asset	2,906	—
Other noncurrent assets	86	452
Total assets	$205,156	$116,116
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$896	$888
Current portion of lease liability	438	—
Accrued expenses and other current liabilities	2,606	1,708
Total current liabilities	3,940	2,596
Lease liability	2,926	—
Other noncurrent liabilities	—	294
Total liabilities	6,866	2,890
Commitments and contingencies (Note 5)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at June 30, 2019 (unaudited) and December 31, 2018; 2,061,773 shares issued, and no shares outstanding at June 30, 2019 (unaudited) and December 31, 2018	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at June 30, 2019 (unaudited) and December 31, 2018; 16,945,069 and 14,428,916 shares issued and outstanding at June 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Additional paid-in capital	227,690	133,183
Accumulated other comprehensive income	18	2
Accumulated deficit	(29,418)	(19,959)
Total stockholders' equity	198,290	113,226
Total liabilities and stockholders' equity	$205,156	$116,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Expenses
Research and development	$4,216	$1,525	$7,383	$3,045
General and administrative	1,674	924	3,202	1,681
Total operating expenses	5,890	2,449	10,585	4,726
Loss from operations	(5,890)	(2,449)	(10,585)	(4,726)
Other Expense
Interest and other income, net	542	173	1,126	300
Total interest and other income, net	542	173	1,126	300
Net loss	(5,348)	(2,276)	(9,459)	(4,426)
Unrealized gain (loss) on available-for-sale securities	2	(2)	16	(2)
Comprehensive loss	(5,346)	(2,278)	(9,443)	(4,428)

Net loss attributable to common stockholders per share: Basic and diluted	$(0.37)	$(0.22)	$(0.65)	$(0.43)

Weighted-average common shares outstanding: Basic and diluted	14,522,515	10,310,101	14,470,371	10,308,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2019	14,428,916	$—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock	14,653	—	44	—	—	44
Stock-based compensation expense	—	—	313	—	—	313
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(4,111)	(4,111)
Balances at March 31, 2019	14,443,569	$—	$133,540	$16	$(24,070)	$109,486
Issuance of common stock	2,501,500	—	93,825	—	—	93,825
Stock-based compensation expense	—	—	325	—	—	325
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(5,348)	(5,348)
Balances at June 30, 2019	16,945,069	$—	$227,690	$18	$(29,418)	$198,290

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2018	10,307,247	$—	$58,544	$—	$(9,070)	$49,474
Issuance of common stock	2,368	—	10	—	—	10
Stock-based compensation expense	—	—	65	—	—	65
Net loss	—	—	—	—	(2,150)	(2,150)
Balances at March 31, 2018	10,309,615	$—	$58,619	$—	$(11,220)	$47,399
Issuance of common stock	1,875	—	4	—	—	4
Stock-based compensation expense	42,426	—	147	—	—	147
Unrealized loss on investments	—	—	—	(2)		(2)
Net loss	—	—	—	—	(2,276)	(2,276)
Balances at June 30, 2018	10,353,916	$—	$58,770	$(2)	$(13,496)	$45,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
(In thousands)	2019	2018
Operating Activities
Net loss	$(9,459)	$(4,426)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	307	42
Stock-based compensation expense	638	212
Loss on disposals of fixed assets	54	—
Decrease in
Prepaids and other current assets	63	63
Amortization of right-of-use asset, net	132	—
Accounts payable	413	21
Accrued expenses and other current liabilities	428	101
Net cash used in operating activities	(7,424)	(3,987)

Investing Activities
Purchases of property and equipment	(2,945)	(98)
Purchases of short-term investments	(4,649)	(3,639)
Proceeds from maturities of short-term investments	3,876	—
Purchases of other noncurrent assets	—	(64)
Net cash used in investing activities	(3,718)	(3,801)

Financing Activities
Issuance of common stock, net	94,059	10
Net cash provided by financing activities	94,059	10
Net increase (decrease) in cash and cash equivalents	82,917	(7,778)

Cash and cash equivalents at beginning of period	103,670	49,591
Cash and cash equivalents at end of period	$186,587	$41,813

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$313	$—
Unpaid offering costs	$190	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1.	Organization

Krystal Biotech, Inc. and its consolidated subsidiary (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia. On April 24, 2019, we incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purposes of undertaking preclinical studies for aesthetic skin conditions.

We are a clinical stage gene therapy company currently dedicated to developing and commercializing novel treatments for patients suffering from dermatological skin diseases. We have developed a proprietary gene therapy platform that consists of a patented engineered viral vector based on herpes simplex virus 1 (“HSV-1”) and skin-optimized gene transfer technology, to develop off-the-shelf treatments for dermatological diseases for which we believe there are no known effective treatments. We are initially using the platform to develop treatments for rare or orphan dermatological indications caused by the absence of or a mutation in a single gene, and plan to leverage our platform in the future to expand our pipeline to include other dermatological indications and skin conditions. In June 2019, we announced positive results from Phase 2 clinical trial of KB103, our lead product candidate.

Liquidity and Risks

As of June 30, 2019, the Company had an accumulated deficit of $29.4 million. With the net proceeds raised upon the close of its initial public offering (“IPO”) in September 2017, a private placement in August 2018, two secondary public offerings in October 2018 and June 2019, as described in Note 6 “Capitalization”, the Company believes that its cash, cash equivalents and short-term investments of approximately $195.5 million as of June 30, 2019 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity or debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas including stock-based compensation expense, accrued research and development expenses, the fair value of financial instruments and the valuation allowance included in deferred income taxes calculations.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company recognized impairment losses of $54 thousand on equipment in the three and six months ending June 30, 2019.

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

Recent Accounting Pronouncements

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ending June 30, 2018 and 2019.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842) (“ASU 2016-02”), which replaces the existing lease accounting standards. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance (also referred to as capital) leases or operating leases. Both finance leases and operating leases with terms longer than 12 months will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. ASU 2016-02 was effective for the Company beginning in the first quarter of 2019. The Company generally does not finance purchases of equipment but does lease office and lab facilities. The adoption of this amended guidance resulted in $3.1 million of right-of-use asset and $3.4 million of lease liability being recognized on the condensed consolidated balance sheet as of January 1, 2019.

3.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. There were 433,936 and 354,515 common stock equivalents outstanding as of June 30, 2019 and 2018, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive for all periods presented.

	Three Months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
(In thousands, except shares, units, and per share data)	(Unaudited)		(Unaudited)
Numerator:
Net loss applicable to common stockholders and members	$(5,348)	$(2,276)	$(9,459)	$(4,426)
Denominator:
Weighted-average basic and diluted common shares	14,522,515	10,310,101	14,470,371	10,308,747
Basic and diluted net loss per common share	$(0.37)	$(0.22)	$(0.65)	$(0.43)

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Construction-in-progress	1,754	2,259
Leasehold improvements	2,172	3
Furniture & fixtures	99	99
Computer equipment and software	18	40
Laboratory equipment	2,331	779
Total property and equipment	6,374	3,180
Accumulated depreciation and amortization	(413)	(166)
Property and equipment, net	$5,961	$3,014

Depreciation expense was $175 thousand and $307 thousand for the three and six months ended June 30, 2019, and $23 thousand and $42 thousand for the three and six months ended June 30, 2018, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Accrued pre-clinical expenses	$766	$537
Accrued professional fees	111	41
Accrued payroll and benefits	498	348
Accrued taxes	20	154
Accrued construction in progress	807	589
Other current liabilities	404	39
Total	$2,606	$1,708

5.	Commitments and Contingencies

Significant Contracts and Agreements

Lease Agreement

In May 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 (the “2016 Lease”). The 2016 Lease was amended to increase the area leased to approximately 31,000 square feet and to extend the expiration date to February 28, 2027.   As mentioned above in “Recent Accounting Pronouncements” in Note 2, the adoption of ASU 2016-02 on January 1, 2019 for the 2016 Lease, as amended, resulted in a $3.1 million of right-of-use asset and $3.4 million of lease liability being recognized on the condensed consolidated balance sheet as of January 1, 2019.

The Company’s future minimum operating lease payments from the 2016 Lease, as amended, were as follows (in thousands):

Operating Leases
2019 (remaining six months)	$224
2020	515
2021	592
2022	604
2023	616
Thereafter	2,033
Future minimum operating lease payments	$4,584
Less: Interest	1,220
Present value of lease liability	$3,364
Current portion of lease liability	$438
Long-term portion of lease liability	$2,926

The Company recorded $ 174 thousand and $ 299 thousand in rent expense for the three and six months ended June 30, 2019 respectively, and $34 thousand and $ 65 thousand in rent expense for the three and six months ended June 30, 2018, respectively.

Clinical Supply Agreement

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”). The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our product candidates, KB103 and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of June 30, 2019 under these agreements for the manufacturing of our drug product is approximately $2.5 million. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company has incurred expenses under these agreements of $1.1 million and $1.9 million for the three and six months ended June 30, 2019, and $662 thousand and $1.5 million for the three and six months ended June 30, 2018, respectively.

6.	Capitalization

Sale of Common Stock

On November 1, 2017, the Company entered into a stock purchase agreement (the “Agreement”) with the Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation (“EBMRF”), and EB Research Partnership, Inc., a New York not-for-profit corporation (“EBRP” and together with EBMRF, the “Purchasers”), pursuant to which the Company sold to the Purchasers an aggregate of 70,000 shares of the Company’s common stock  for a purchase price of $11.00 per share (the “Transaction”). There are redemption features whereby the Company is required to repurchase all or a portion of the shares at a purchase price of $11.00 per share or the closing trading price of the common stock on the redemption request date, whichever is higher, should the Company cease commercially reasonable efforts to work on the research plan pursuant to the Agreement. As the remaining redemption feature is within the control of the Company, the issued common stock has been classified as permanent equity.

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock to the public at $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $188 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market”  equity offering program (“ATM Facility”) that had previously been put in place in March 2019 which had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains available for future sale under our registration statement, which the company could elect to sell under the ATM facility. The remaining $33.2 million of the ATM facility is no longer available.

Shares Outstanding

There were 16,945,069 and 14,428,916 shares of common stock outstanding at June 30, 2019 and December 31, 2018, respectively. No shares of preferred stock were outstanding at June 30, 2019 or December 31, 2018.

7.	Stock-Based Compensation

On September 5, 2017, the Board approved the establishment of the Krystal Biotech, Inc. 2017 IPO Plan (the “2017 IPO Plan”), which was adopted prior to the effectiveness of our registration statement on Form S-1 relating to our IPO. Under the 2017 IPO Plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock and stock grants for the issuance of up to 900,000 shares of the Company’s Common Stock.

The Company granted 42,000 and 109,500 stock options to employees and directors of the Company during the three and six months ended June 30, 2019, and 80,500 and 135,500 stock options during the three and six months ended June 30, 2018, respectively. Options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably between one and four-year periods. Options have a life of ten years. Commencing in the first quarter of 2019, the accounting treatment for stock options granted to non-employees was aligned with the accounting for employee stock options upon the adoption of ASU 2018-07 as described in Note 2 “Summary of Significant Accounting Policies”. Prior to the first quarter of 2019, stock options granted to non-employees were accounted for using the fair value method of accounting, and were periodically revalued as the options vest, and recognized as expense over the related service period.

The following table summarizes the Company’s stock option activity:

			Weighted-
		Weighted-	average	Aggregate
	Stock	average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(In thousands) (1)
Balance at December 31, 2018	357,089	$8.73	8.8	$4,302
Granted	109,500	$27.14
Exercised	(16,153)	$3.43
Cancelled or forfeited	(16,500)	$19.65
Balance at June 30, 2019	433,936	$13.16	8.6	$11,764
Exercisable at June 30, 2019	131,348	$6.68	8.1	$4,412
Vested at June 30, 2019	151,744	$6.22	8.0	$5,168

(1)	Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2019 and the exercise price of outstanding in-the-money options.

Options for 16,153 shares of our common stock with an intrinsic value of $595 thousand were exercised during the six months ended June 30, 2019.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
Research and development	$125	$76	$242	$122
General and administrative	127	34	214	53
Total stock-based compensation	$252	$110	$456	$175

Stock Options Granted to Employees. The Company recorded stock-based compensation expense related to employee’s and board member’s stock options of $250 thousand and $435 thousand for the three and six months ended June 30, 2019, and of $91 thousand and $152 thousand for the three and six months ended June 30, 2018, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
Expected stock price volatility	73%	80%	72%	80%
Expected term of the award (years)	6.24	6.25	6.04	6.25
Risk-free interest rate	2.11%	2.76%	2.34%	2.73%
Forfeiture Rate	10.00%	0.00%	10.00%	0.00%
Expected dividend yield	0%	0%	0%	0%

The weighted-average grant-date fair value per share of options granted to employees during the six months ended June 30, 2019 was $17.79.

There was $2.9 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 2.86 years as of June 30, 2019.

Stock Options Granted to Non-Employees. The Company recorded stock-based compensation expense related to non-employees’ stock options of $2 thousand and $21 thousand for the three and six months ended June 30, 2019, and $19 thousand and $23 thousand for the three and six months ended June 30, 2018, respectively. No options were granted to non-employees in the six months ended June 30, 2019 and 2018.

Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards (“RSAs”) on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively.  The RSAs vested ratably over a one-year period and had completely vested as of June 30, 2019. No RSAs were outstanding as of June 30, 2019. The fair value of each restricted stock was $10.30 reflecting the closing price of our common stock on the grant date.  The Company recorded stock-based compensation expense related to RSAs of $73 thousand and $182 thousand for the three and six months ended June 30, 2019, respectively, and $37 thousand for both of the three and six months ended June 30, 2018, within general and administrative expenses in the accompanying condensed consolidated statements of operations.

Stock options available for grant were 588,574 at June 30, 2019.

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

Overview

We are a clinical stage gene therapy company currently dedicated to developing and commercializing novel treatments for patients suffering from dermatological skin diseases. We have developed a proprietary gene therapy platform that consists of a patented engineered viral vector based on herpes simplex virus 1 (“HSV-1”) and skin-optimized gene transfer technology, to develop off-the-shelf treatments for dermatological diseases for which we believe there are no known effective treatments. We are initially using the platform to develop treatments for rare or orphan dermatological indications caused by the absence of or a mutation in a single gene, and plan to leverage our platform in the future to expand our pipeline to include other dermatological indications and skin conditions.

Our lead clinical product candidate, KB103 (bercolagene telserpavec) is our proprietary gene therapy candidate therapy for the treatment of dystrophic epidermolysis bullosa, or DEB, a rare and severe genetic disease, for which there is currently no approved treatment. DEB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the production of protein type VII collagen, or COL7, that forms anchoring fibrils that bind the dermis, or inner layer of the skin, to the epidermis, or outer layer of the skin. Based on information from DEBRA International, a worldwide alliance of patient support groups for epidermolysis bullosa, or EB, of which DEB is a subset, we believe there may be as many as 52,000 cases worldwide who suffer from DEB. We estimate that there are approximately 3,500 diagnosed DEB patients in the United States. There is currently no approved cure for DEB and current treatment for DEB is limited to palliative care estimated to cost between $200,000 and $400,000 annually per patient in the United States.

In June 2019, we announced positive results from Phase 2 clinical trial (“GEM-2 study”) of KB103 that commenced in December 2018 at Stanford University. We anticipate commencing pivotal Phase 3 clinical trials for KB103 in the fourth quarter of 2019. Safety data from all patients showed that KB103 was well tolerated with no adverse events reported. The Phase 1 portion of the trial commenced in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018.  In the combined Phase 1 and Phase 2 study, 7 out of 8 wounds treated with KB103 closed completely (100%).  The average time to 100% wound closure on all KB103 treated wounds in combined Phase 1 and Phase 2 study (7 out of 8) was 20.14 days (median 20 days). In Phase 1 study, the duration of wound closure on two patients following 100% wound closure as of the last follow up was 184 days (6.6 months) and 174 days (6.2 months). In Phase 2 study, preliminary results indicate that duration of wound closure at the 120 day timepoint was 101 days. We shall provide a further update on duration of wound closure prior to commencing pivotal trials, once results are finalized.

The U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) have each granted KB103 orphan drug designation for the treatment of DEB, and the FDA has granted KB103 fast track designation and rare pediatric designation for the treatment of DEB.

In June 2019, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) to KB103 for the treatment of DEB.  Established under the 21st Century Cures Act, RMAT designation is a program designed to expedite the development and approval of regenerative medicine products, including gene therapy products.  An investigational therapy is eligible for the RMAT designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates a potential to address unmet medical needs for that disease or condition. The designation includes all the benefits of the FDA's Fast Track and Breakthrough Therapy designations and enables the ability to work more closely and frequently with the FDA to discuss surrogate or intermediate endpoints to support the potential acceleration of approval and satisfy post-approval requirements.

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

In June 2019, we submitted an Investigational New Drug (“IND”) application with the FDA to initiate a Phase 1/2, first in-human trial of KB105, an HSV-1 based gene therapy engineered to deliver a human transglutaminase-1 (“TGM1”) gene to patients with TGM1-deficient autosomal recessive congenital ichthyosis (“ARCI”).  There are currently no treatments for this disease that affects approximately 20,000 patients worldwide. The FDA has granted KB105 orphan drug designation and rare pediatric designation for the treatment of ARCI. We have several other product candidates in various stages of preclinical development. We anticipate commencing a Phase 1/2 clinical trial for KB105 in the U.S. in the second half of 2019.

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock at a price to the public of $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $188 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market”  equity offering program (“ATM Facility”) that had previously been put in place in March 2019 which had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains available for future sale under our registration statement, which the company could elect to sell under the ATM facility.

At June 30, 2019, our cash, cash equivalents and short-term investments balance was approximately $195.5 million. Since operations began, we have incurred operating losses. Our net losses were $5.3 million and $9.5 million for the three and six months ended June 30, 2019, respectively. At June 30, 2019, we had an accumulated deficit of $29.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

We commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech, LLC to Krystal Biotech, Inc. On June 19, 2018, we incorporated Krystal Australia Pty Ltd, an Australian proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia. On April 24, 2019, we incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purposes of undertaking preclinical studies for aesthetic skin conditions. To date, our operations have been focused on organizing and staffing our company, developing our proprietary platform, identifying potential product candidates, undertaking preclinical studies and clinical trials, and developing an in-house cGMP facility.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of KB103 and planned preclinical studies for our other product candidates including KB105, or our operations. Our funds may not be sufficient to enable us to seek marketing approval to commercially launch KB103 or any other product candidate, including KB105. Accordingly, to obtain marketing approval for and to commercialize any of our product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	expenses incurred under agreements with contract manufacturing organizations, or CMOs, consultants and other vendors that conduct our preclinical activities;
•	costs of acquiring, developing and manufacturing clinical trial materials and lab supplies; and
•	facility costs, depreciation and other expenses, which include direct expenses for rent and maintenance of facilities and other supplies.
•	payroll related expenses, including stock-based compensation expenses

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

We expect our research and development expenses will increase as we continue the manufacture of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we initiate pivotal Phase 3 clinical trial for KB103 and Phase 1/2 for KB105. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of these clinical trials, and, as a result, the actual costs to complete these planned clinical trials may exceed the expected costs.

General and Administrative Expenses

General and administrative expenses consist principally of payroll related expenses, including stock-based compensation expenses, professional fees associated with corporate and intellectual property legal expenses, consulting, accounting services, facility-related costs and travel expenses.

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

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three and six months ended June 30, 2019 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
(In thousands)	(unaudited)
Expenses
Research and development	$4,216	$1,525	$2,691
General and administrative	1,674	924	750
Total operating expenses	5,890	2,449	3,441
Loss from operations	(5,890)	(2,449)	(3,441)
Other Expense
Interest and other income (expense), net	542	173	369
Total interest and other income (expense), net	542	173	369
Net loss applicable to stockholders	$(5,348)	$(2,276)	$(3,072)

Research and Development Expenses

Research and development expenses increased $2.7 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Higher research and development expenses were due largely to increases in lab supplies of $1.0 million, outsourced research and development activities of $748 thousand, payroll related expenses of $473 thousand, and other research and development expenses of $451 thousand.

General and Administrative Expenses

General and administrative expenses increased $750 thousand in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Higher general and administrative spending was due largely to increases in payroll related expenses of $459 thousand, legal and professional expenses of $174 thousand, and other administrative expenses of $117 thousand.

Interest and Other Income

Interest and other income for the three months ended June 30, 2019 and 2018 was $542 thousand $173 thousand, respectively and consisted of interest income earned from our cash, cash equivalents and short-term investments.

Results of Operations

Six Months Ended June 30, 2019 and 2018

	Six months Ended June 30,
	2019	2018	Change
(In thousands)	(unaudited)
Expenses
Research and development	$7,383	$3,045	$4,338
General and administrative	3,202	1,681	1,521
Total operating expenses	10,585	4,726	5,859
Loss from operations	(10,585)	(4,726)	(5,859)
Other Expense
Interest and other income (expense), net	1,126	300	826
Total interest and other income (expense), net	1,126	300	826
Net loss applicable to stockholders and members	$(9,459)	$(4,426)	$(5,033)

Research and Development Expenses

Research and development expenses increased $4.3 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Higher research and development expenses were due largely to increases in lab supplies of $1.7 million, payroll related expenses of $1.1 million, outsourced research and development activities of $773 thousand, and other research and development expenses of $293 thousand.

General and Administrative Expenses

General and administrative expenses increased $1.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Higher general and administrative spending was due largely to increases in payroll related expenses of $1.0 million, legal and professional expenses of $225 thousand and other administrative expenses of $286 thousand.

Interest and Other Income

Interest and other income for the six months ended June 30, 2019 and 2018 was $1.1 million and $300 thousand, respectively and primarily consisted of interest income earned from our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

As of June 30, 2019, the Company had an accumulated deficit of $29.4 million. With the net proceeds raised upon the close of its initial public offering (“IPO”) in September 2017, a private placement in August 2018, two secondary public offerings in October 2018 and June 2019, the Company believes that its cash, cash equivalents and short-term investments of approximately $195.5 million as of June 30, 2019 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

Operating Capital Requirements

We expect our primary use of capital to continue to be for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. We believe that our available funds will be sufficient to enable us to initiate our pivotal Phase 3 clinical trial for KB103 and Phase 1/2 for KB105.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our anticipated pivotal Phase 3 clinical trial for KB103;
•	the progress, timing and costs of manufacturing of KB103 for clinical trials;
•	the timing and costs of initiating Phase 1/2 clinical trials for KB105;
•

the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the costs of maintaining our existing in-house commercial-scale cGMP manufacturing facility;
•	the costs of building a second in-house commercial-scale cGMP manufacturing facility;
•	the costs associated with the manufacturing process development and evaluation of third-party manufacturers;
•

the costs of commercialization activities for KB103 and other product candidates once we receive marketing approval for KB103 and other product candidates. Costs of commercialization includes but is not limited to the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

•	subject to the receipt of marketing approval, revenue, if any, received from commercial sale of KB103 or other product candidates;
•

the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;

•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments, and patent prosecution fees that we are obligated to pay pursuant to our license agreements;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims;
•	our current license agreements remaining in effect and our achievement of milestones under those agreements;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•	our ability to establish and maintain collaborations and licenses on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

We expect that we will need to obtain substantial additional funding in order to commercialize KB103 or any other product candidates, including KB105. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of KB103 or KB105 or our other product candidates, and may result in us seeking collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to KB103 or KB105 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Six months Ended June 30,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(7,424)	$(3,987)
Net cash used in investing activities	(3,718)	(3,801)
Net cash provided by financing activities	94,059	10
Net increase (decrease) in cash	$82,917	$(7,778)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $7.4 million and consisted primarily of a net loss of $9.5 million adjusted for non-cash items of loss on disposals of fixed assets, depreciation and stock-based compensation expense of $999 thousand, and cash provided by net decreases in operating assets and liabilities of $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2018 was $4.0 million and consisted primarily of a net loss of $4.4 million adjusted for non-cash items of depreciation and stock-based compensation expense of $254 thousand, and cash provided by net decreases in operating assets and liabilities of $185 thousand.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $3.7 million and consisted primarily of purchases of $4.6 million of short-term available-for-sale investment securities, and expenditures of $3.0 million on the build-out of our new GMP facilities and purchases of computer and laboratory equipment, partially offset by proceeds of $3.9 million received from the maturities of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2018 was $3.8 million and consisted primarily of purchases of $3.6 million of short-term available-for-sale investment securities, purchases of $98 thousand of computer and laboratory equipment, and an increase in noncurrent assets of $64 thousand.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was primarily from proceeds from a public offering in June 2019 of 2,500,000 shares of its common stock at a price to the public of $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million. The Company incurred unpaid offering expenses of approximately $190 thousand.

Net cash provided by financing activities for the six months ended June 30, 2018 was $10 thousand and was from proceeds received from stock options exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $195.5 million at June 30, 2019, which consist primarily of U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that any investments we make in the future will not be subject to adverse changes in market value. Our cash, cash equivalents and short-term investments are recorded at fair value.

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

We currently are party to a legal proceeding but not one that is expected to result in a material loss.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the caption “Risk Factors” in our Prospectus Supplement as filed with the SEC on June 25, 2019. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

There have been no material additions or changes in our risk factors from those previously disclosed under the caption “Risk Factors” in our Prospectus Supplement as filed with the SEC on June 25, 2019.

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: August 5, 2019	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Antony A. Riley
Antony Riley
Chief Financial Officer
(Principal Accounting and Financial Officer)