Form 10-Q
period 2019-09-30
Krystal Biotech, Inc.
filed 2019-11-04
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, there were   17,308,390 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 (unaudited) and 2018 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2019 (unaudited) and 2018 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 (unaudited) and 2018 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

ITEM 1.

Krystal Biotech, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except shares and per share data)	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$194,806	$103,670
Short-term investments	8,402	8,091
Prepaid and other current assets	1,227	889
Total current assets	204,435	112,650
Property and equipment, net	6,863	3,014
Right-of-use asset	2,796	—
Other noncurrent assets	138	452
Total assets	$214,232	$116,116
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,252	$888
Current portion of lease liability	462	—
Accrued expenses and other current liabilities	2,012	1,708
Total current liabilities	3,726	2,596
Lease liability	2,860	—
Other noncurrent liabilities	—	294
Total liabilities	6,586	2,890
Commitments and contingencies (Note 5)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at September 30, 2019 (unaudited) and December 31, 2018; 2,061,773 shares issued, and no shares outstanding at September 30, 2019 (unaudited) and December 31, 2018	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at September 30, 2019 (unaudited) and December 31, 2018; 17,307,640 and 14,428,916 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Additional paid-in capital	241,325	133,183
Accumulated other comprehensive income	11	2
Accumulated deficit	(33,690)	(19,959)
Total stockholders' equity	207,646	113,226
Total liabilities and stockholders' equity	$214,232	$116,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Expenses
Research and development	$3,885	$1,914	$11,267	$4,959
General and administrative	1,457	1,058	4,660	2,738
Total operating expenses	5,342	2,972	15,927	7,697
Loss from operations	(5,342)	(2,972)	(15,927)	(7,697)
Other Income
Interest and other income, net	1,070	217	2,196	516
Net loss	(4,272)	(2,755)	(13,731)	(7,181)
Unrealized gain (loss) on available-for-sale securities	(7)	3	9	1
Comprehensive loss	(4,279)	(2,752)	(13,722)	(7,180)

Net loss per common share: Basic and diluted	$(0.25)	$(0.26)	$(0.89)	$(0.69)

Weighted-average common shares outstanding: Basic and diluted	17,291,245	10,624,113	15,420,995	10,415,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2019	14,428,916	$—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock, net	14,653	—	44	—	—	44
Stock-based compensation expense	—	—	313	—	—	313
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(4,111)	(4,111)
Balances at March 31, 2019	14,443,569	$—	$133,540	$16	$(24,070)	$109,486
Issuance of common stock, net	2,501,500	—	93,825	—	—	93,825
Stock-based compensation expense	—	—	325	—	—	325
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(5,348)	(5,348)
Balances at June 30, 2019	16,945,069	$—	$227,690	$18	$(29,418)	$198,290
Issuance of common stock, net	362,571	—	13,357	—	—	13,357
Stock-based compensation expense	—	—	278	—	—	278
Unrealized gain on investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(4,272)	(4,272)
Balances at September 30, 2019	17,307,640	$—	$241,325	$11	$(33,690)	$207,646

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2018	10,307,247	$—	$58,544	$—	$(9,070)	$49,474
Issuance of common stock, net	2,368	—	10	—	—	10
Stock-based compensation expense	—	—	65	—	—	65
Net loss	—	—	—	—	(2,150)	(2,150)
Balances at March 31, 2018	10,309,615	$—	$58,619	$—	$(11,220)	$47,399
Issuance of common stock, net	1,875	—	4	—	—	4
Stock-based compensation expense	42,426	—	146	—	—	146
Unrealized loss on investments	—	—	—	(2)		(2)
Net loss	—	—	—	—	(2,276)	(2,276)
Balances at June 30, 2018	10,353,916	$—	$58,769	$(2)	$(13,496)	$45,271
Issuance of common stock, net	625,000	—	9,494	—	—	9,494
Stock-based compensation expense	—	—	279	—	—	279
Unrealized loss on investments	—	—	—	3		3
Net loss	—	—	—	—	(2,755)	(2,755)
Balances at September 30, 2018	10,978,916	$—	$68,542	$1	$(16,251)	$52,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Operating Activities
Net loss	$(13,731)	$(7,181)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	498	80
Stock-based compensation expense	916	490
Loss on disposals of fixed assets	54	—
(Increase) decrease in
Prepaids and other current assets	(465)	46
Amortization of right-of-use asset, net	200	—
Accounts payable	170	129
Accrued expenses and other current liabilities	691	481
Deferred rent liabilities	—	28
Net cash used in operating activities	(11,667)	(5,927)

Investing Activities
Purchases of property and equipment	(4,120)	(930)
Purchases of short-term investments	(6,867)	(5,626)
Proceeds from maturities of short-term investments	6,564	—

Net cash used in investing activities	(4,423)	(6,556)

Financing Activities
Issuance of common stock, net	107,226	9,559
Net cash provided by financing activities	107,226	9,559
Net increase (decrease) in cash and cash equivalents	91,136	(2,924)

Cash and cash equivalents at beginning of period	103,670	49,591
Cash and cash equivalents at end of period	$194,806	$46,667

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$1,026	$582
Unpaid offering costs	$—	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

1.	Organization

Krystal Biotech, Inc. and its consolidated subsidiary (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech, LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purposes of undertaking preclinical studies for aesthetic skin conditions.

We are a clinical stage gene therapy company currently dedicated to developing and commercializing novel treatments for patients suffering from dermatological diseases. We have developed a proprietary gene therapy platform that consists of a patented engineered viral vector based on herpes simplex virus 1 (“HSV-1”) and skin-optimized gene transfer technology, to develop off-the-shelf treatments for dermatological diseases for which we believe there are no known effective treatments. We are initially using the platform to develop treatments for rare or orphan dermatological indications caused by the absence of, or a mutation in, a single gene, and plan to leverage our platform in the future to expand our pipeline to include other dermatological indications and skin conditions.

Liquidity and Risks

As of September 30, 2019, the Company had an accumulated deficit of $33.7 million. With net proceeds raised upon the close of our initial public offering (“IPO”) in September 2017, a private placement in August 2018, two secondary public offerings in October 2018 and June 2019, as described in Note 6 “Capitalization”, the Company believes that its cash, cash equivalents and short-term investments of approximately $203.2 million as of September 30, 2019 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity or debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

The Company is subject to risks common to companies in the biotechnology industry including but not limited to the development of technological innovations by its competitors, risks of failure in clinical studies, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas including stock-based compensation expense, accrued research and development expenses, the fair value of financial instruments and the valuation allowance included in deferred income taxes calculations.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and short-term investments. The Company’s policy is to invest its cash, cash equivalents and short-term investments in money market funds, certificates of deposit and various other bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy that prioritizes the inputs used in determining fair value by their reliability and preferred use, as follows:

•	Level 1— Valuations based on quoted prices in active markets for identical assets or liabilities.
•

Level 2— Valuations based on quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3— Valuations based on inputs that are both significant to the fair value measurement and unobservable.

To the extent that a valuation is based on models or inputs that are less observable, or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

There have been no significant changes to the valuation methods utilized by the Company during the periods presented. There have been no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The carrying amounts of financial instruments consisting of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities.

Our available-for-sale short-term investments, which consist of US Treasury bills and certificates of deposit, are considered to be level 2 valuations. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

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

Computer equipment and software	3 years
Lab equipment Furniture and fixtures Leasehold improvements	3-7 years 3 years shorter of 8.33 years and remaining life of lease

Construction-in-progress is not depreciated until the asset is placed in service.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company recognized impairment losses of zero and $54 thousand on equipment in the three and nine months ending September 30, 2019, respectively.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, facilities and overhead, preclinical and clinical activities, related clinical manufacturing costs, regulatory and other related costs.

The Company estimates contract research and clinical trials materials manufacturing expenses based on the services performed pursuant to contracts with research and manufacturing organizations that manufacture materials used in the Company’s ongoing preclinical and clinical studies. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers and the Company’s estimates of accrued expenses using information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly.

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

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; (iv) expected dividends; and (v) the estimated fair value of its common stock on the measurement date. Due to the lack of sufficient history and trading volume of our Common Stock and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. Beginning in the first quarter of 2019, the expected term of non-employee stock options also used the “simplified” method. Prior to the first quarter of 2019, the expected term for non-employee awards was the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company is also required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from its estimates. Beginning in the first quarter of 2019, the Company used historical data to estimate forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. Prior to the first quarter of 2019, the forfeiture rate was estimated to be zero. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. .

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions from non-owner sources. Unrealized gains (losses) on available-for-sale securities is a component of other comprehensive gains (losses) and is presented net of taxes. We have not recorded any reclassifications from other comprehensive gains (losses) to net loss during any period presented.

Recent Accounting Pronouncements

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. We adopted this amended guidance in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ending September 30, 2018 and 2019.

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

3.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares and common share equivalents outstanding during the period. There were 452,311 and 378,015 common share equivalents outstanding as of September 30, 2019 and 2018, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In thousands, except shares and per share data)	(Unaudited)		(Unaudited)
Numerator:
Net loss per common share	$(4,272)	$(2,755)	$(13,731)	$(7,181)
Denominator:
Weighted-average basic and diluted common shares	17,291,245	10,624,113	15,420,995	10,415,025
Basic and diluted net loss per common share	$(0.25)	$(0.26)	$(0.89)	$(0.69)

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Construction-in-progress	2,733	2,259
Leasehold improvements	2,172	3
Furniture & fixtures	99	99
Computer equipment and software	37	40
Laboratory equipment	2,425	779
Total property and equipment	7,466	3,180
Accumulated depreciation and amortization	(603)	(166)
Property and equipment, net	$6,863	$3,014

Depreciation expense was $190 thousand and $498 thousand for the three and nine months ended September 30, 2019, and $38 thousand and $80 thousand for the three and nine months ended September 30, 2018, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Accrued preclinical and clinical expenses	$938	$537
Accrued professional fees	41	41
Accrued payroll and benefits	716	348
Accrued taxes	30	154
Accrued construction in progress	236	589
Other current liabilities	51	39
Total	$2,012	$1,708

5.	Commitments and Contingencies

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

The Company’s future minimum operating lease payments from the 2016 Lease, as amended, were as follows (in thousands):

Operating Leases
2019 (remaining three months)	$115
2020	502
2021	592
2022	604
2023	616
Thereafter	2,033
Future minimum operating lease payments	$4,462
Less: Interest	1,141
Present value of lease liability	$3,321
Current portion of lease liability	$462
Long-term portion of lease liability	$2,859

The Company recorded $176 thousand and $475 thousand in rent expense for the three and nine months ended September 30, 2019 respectively, and $60 thousand and $125 thousand in rent expense for the three and nine months ended September 30, 2018, respectively.

Clinical Supply Agreement

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”). The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our drug product candidates, B-VEC and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of September 30, 2019 under these agreements for the manufacturing of the Company’s drug product candidates is approximately $3.7 million. The Company is also responsible for the payment of monthly service fees for project management services for the duration of these agreements. The Company has incurred expenses under these agreements of $1.0 million and $3.0 million for the three and nine months ended September 30, 2019, and $762 thousand and $2.4 million for the three and nine months ended September 30, 2018, respectively.

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

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock to the public at $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $216 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market” equity offering program (“ATM Facility”) that had previously been put in place in March 2019 which had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains available for future sale under our registration statement, which the company could elect to sell under the ATM facility. The remaining $33.2 million of the ATM facility is no longer available.

7.	Stock-Based Compensation

On September 5, 2017, the Board approved the establishment of the Krystal Biotech, Inc. 2017 IPO Plan (the “2017 IPO Plan”), which was adopted prior to the effectiveness of our registration statement on Form S-1 relating to our initial public offering. Under the 2017 IPO Plan, the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock and stock grants for the issuance of up to 900,000 shares of the Company’s Common Stock.

The Company granted 29,500 and 139,000 stock options to employees and directors of the Company during the three and nine months ended September 30, 2019, and 38,500 and 174,000 stock options during the three and nine months ended September 30, 2018, respectively. Options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably between one and four-years. Options have a life of ten years. Commencing in the first quarter of 2019, the accounting treatment for stock options granted to non-employees was aligned with the accounting for employee stock options upon the adoption of ASU 2018-07 as described in Note 2 “Summary of Significant Accounting Policies”. Prior to the first quarter of 2019, stock options granted to non-employees were accounted for using the fair value method of accounting, and were periodically revalued as the options vest, and recognized as expense over the related service period.

The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Balance at December 31, 2018	357,089	$8.73	8.8	$4,302
Granted	139,000	$29.73
Exercised	(24,778)	$5.35
Cancelled or forfeited	(19,000)	$22.36
Balance at September 30, 2019	452,311	$14.78	8.5	$9,147
Exercisable at September 30, 2019	133,690	$7.10	7.8	$3,692
Vested at September 30, 2019	133,690	$7.10	7.8	$3,692

(1)	Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2019 and the exercise price of outstanding in-the-money options.

Options for 24,778 shares of our common stock with an intrinsic value of $728 thousand were exercised during the nine months ended September 30, 2019.

The weighted-average grant-date fair value per share of options granted to employees during the nine months ended September 30, 2019 was $19.20.

There was $3.4 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.21 years as of September 30, 2019.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$154	$86	$396	$209
General and administrative	124	82	338	135
Total stock-based compensation	$278	$168	$734	$344

Stock Options Granted to Employees. The Company recorded stock-based compensation expense related to employee’s and board member’s stock options of $266 thousand and $701 thousand for the three and nine months ended September 30, 2019, and of $159 thousand and $312 thousand for the three and nine months ended September 30, 2018, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected stock price volatility	74%	80%	72%	80%
Expected term of the award (years)	6.24	6.25	6.08	6.25
Risk-free interest rate	1.63%	2.90%	2.20%	2.77%
Forfeiture Rate	10.00%	0.00%	10.00%	0.00%
Expected dividend yield	0%	0%	0%	0%

Stock Options Granted to Non-Employees. The Company recorded stock-based compensation expense related to non-employees’ stock options of $12 thousand and $33 thousand for the three and nine months ended September 30, 2019, and $9 thousand and $32 thousand for the three and nine months ended September 30, 2018, respectively. No options were granted to non-employees in the nine months ended September 30, 2019 and 2018.

Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards (“RSAs”) on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively.  The RSAs vested ratably over a one-year period and had completely vested as of May 31, 2019. No RSAs were outstanding as of September 30, 2019. The fair value of each restricted stock was $10.30 reflecting the closing price of our common stock on the grant date.  The Company recorded stock-based compensation expense related to RSAs of zero and $182 thousand for the three and nine months ended September 30, 2019, respectively, and $109 thousand and $146 thousand for the three and nine months ended September 30, 2018, within general and administrative expenses in the accompanying condensed consolidated statements of operations.

Stock options available for grant were 561,574 at September 30, 2019.

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

Overview

We are a clinical stage gene therapy company currently dedicated to developing and commercializing novel treatments for patients suffering from skin diseases. We have developed a proprietary gene therapy platform that consists of a patented engineered viral vector based on herpes simplex virus 1 (“HSV-1”) and skin-optimized gene transfer technology, to develop off-the-shelf treatments for skin diseases for which we believe there are no known effective treatments. We are initially using the platform to develop treatments for rare or orphan dermatological indications caused by the absence of or a mutation in a single gene, and plan to leverage our platform in the future to expand our pipeline to include other dermatological indications and skin conditions.

KB103 (bercolagene telserpavec “B-VEC”)

Our lead clinical product candidate, B-VEC (bercolagene telserpavec) is our proprietary gene therapy candidate for the treatment of dystrophic epidermolysis bullosa, or DEB, a rare and severe genetic disease, for which there is currently no approved treatment. DEB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the production of protein type VII collagen, or COL7, which forms anchoring fibrils that bind the dermis, or inner layer of the skin, to the epidermis, or outer layer of the skin. Based on information from DEBRA International, a worldwide alliance of patient support groups for epidermolysis bullosa, or EB, of which DEB is a subset, we believe there may be as many as 52,000 cases worldwide who suffer from DEB. We estimate that there are approximately 3,500 diagnosed DEB patients in the United States. There is currently no approved cure for DEB and current treatment for DEB is limited to palliative care estimated to cost between $200,000 and $400,000 annually per patient in the United States.

In October 2019, we announced positive results from our Phase 1/2 of B-VEC that commenced in December 2018 at Stanford University. Safety data from all patients showed that B-VEC was well tolerated with no adverse events reported. The Phase 1 portion of the trial commenced in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018.  The Phase 2 portion of the trial commenced in December 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in June 2019. In addition we enrolled two additional patients in the Phase 2 study in June 2019.

In the combined Phase 1 and Phase 2 study, 9 out of 10 wounds treated with B-VEC closed completely (100%).  The average time to 100% wound closure on all B-VEC treated wounds in combined Phase 1 and Phase 2 study was 17.4 days (median 14 days). In the combined study, the average duration of wound closure on two patients following 100% wound closure as of the last follow up was 113 days (median 110 days). We are in conversations with the FDA to get alignment on GMP commercial manufacturing process and agreement on pivotal endpoints and plan to initiate our pivotal study of B-VEC shortly thereafter.

In September 2019, the Australian patent office granted the Company its first foreign patent (application number 2016401692) in Australia for its lead product candidate B-VEC.  This patent covers pharmaceutical compositions comprising B-VEC, as well as medical uses such as the treatment of wounds, disorders, or diseases of the skin, particularly those found in epidermolysis bullosa patients. The Australian patent complements the Company’s two existing US patents for B-VEC.

The U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) have each granted B-VEC orphan drug designation for the treatment of DEB, and the FDA has granted B-VEC fast track designation and rare pediatric designation for the treatment of DEB.

In June 2019, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) to B-VEC for the treatment of DEB.  Established under the 21st Century Cures Act, RMAT designation is a program designed to expedite the development and approval of regenerative medicine products, including gene therapy products.  An investigational therapy is eligible for the RMAT designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates a potential to address unmet medical needs for that disease or condition. The designation includes all the benefits of the FDA's Fast Track and Breakthrough Therapy designations and enables the ability to work more closely and frequently with the FDA to discuss surrogate or intermediate endpoints to support the potential acceleration of approval and satisfy post-approval requirements.

In March 2019, the EMA granted PRIority MEdicines, or PRIME, eligibility for B-VEC to treat DEB. The PRIME designation is awarded by the EMA to promising medicines that target an unmet medical need. These medicines are considered priority medicines by the EMA. The PRIME designation is awarded by the EMA to promising medicines that target an unmet medical need. To be eligible and accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on early clinical data coupled with non-clinical data. Through PRIME, the EMA offers enhanced support to medicine developers including early interaction and dialogue, and a pathway for accelerated evaluation by the agency. The program is intended to optimize development plans and expedite the review and approval process so that these medicines may reach patients as early as possible.

KB105

In October 2019, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to KB105, the company’s HSV-1 based gene therapy engineered to deliver a functional human TGM1 gene in patients with deficient autosomal recessive congenital ichthyosis (ARCI). KB105 is currently in a Phase 1/2 clinical study (GEM-3) with interim data expected in mid-2020. Fast Track Designation is granted to drugs being developed for the treatment of serious or life-threatening diseases or conditions where there is an unmet medical need. The purpose of the Fast Track Designation provision is to help facilitate development and expedite the review and potential approval of drugs to treat serious and life-threatening conditions. Sponsors of drugs that receive Fast Track Designation have the opportunity for more frequent interactions with the FDA review team throughout the development program. These can include meetings to discuss study design, data required to support approval, or other aspects of the clinical program. Additionally, products that have been granted Fast Track Designation may be eligible for priority review of a New Drug Application (NDA) and the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application (Rolling Review).

In October 2019, the European Medicines Agency (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to KB105 for the treatment of transglutaminase-1 (TGM1) deficient autosomal recessive congenital ichthyosis (ARCI). Orphan designation in the EU allows Krystal Biotech to benefit from a number of key incentives, including reduced regulatory fees, protocol assistance, and market exclusivity, to develop a medicine for the treatment of a rare disease affecting not more than five in 10,000 people in the European Union. KB105 was previously granted orphan drug designation by the United States Food and Drug Administration in August 2018.

In September 2019, we initiated a Phase 1/2, first in-human trial of our second product candidate, KB105, an HSV-1 based gene therapy engineered to deliver a human transglutaminase-1 (“TGM1”) gene to patients with TGM1-deficient autosomal recessive congenital ichthyosis (“ARCI”).  TGM1-deficient ARCI is a debilitating rare skin disease characterized by excessive, thick scaling of the skin, causing multiple chronic health conditions. There are approximately 23,000 cases of TGM1-deficient ARCI worldwide and about 400 new cases per year globally. Our approach is to use a non-replicating, non-integrating engineered HSV-1 vector to deliver the TGM1 gene to keratinocyte skin cells, potentially allowing them to produce the TGM1 protein that is lacking in this patient population. KB105 is designed to be an off-the-shelf treatment for TGM1-deficient ARCI that can be applied topically, directly to a patient’s skin. There are currently no treatments for this disease. The FDA has granted KB105 orphan drug designation and rare pediatric designation for the treatment of ARCI. We have several other product candidates in various stages of preclinical development.

Patents

In October 2019, the US Patent and Trademark Office (“USPTO”) granted the Company patent number 10,441,614 covering its fully integrated vector platform, STAR-D, for skin-targeted therapeutics, as well as methods of its use for delivering any effector of interest to the skin. This new U.S. patent provides further validation of the Company’s novel work in the field of rare skin diseases leveraging its HSV-1-based gene therapy technologies.

Other

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock at a price to the public of $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million and other offering expenses payable by the Company of approximately $216 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market” equity offering program (“ATM Facility”) that had previously been put in place in March 2019 which had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains available for future sale under our registration statement, which the company could elect to sell under the ATM Facility. The remaining $33.2 million is no longer available under the ATM Facility.

At September 30, 2019, our cash, cash equivalents and short-term investments balance was approximately $203.2 million. Since operations began, we have incurred operating losses. Our net losses were $4.3 million and $13.7 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2019, we had an accumulated deficit of $33.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

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

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of B-VEC or KB105, planned preclinical studies for our other product candidates, or our operations. Our funds may not be sufficient to enable us to seek marketing approval to commercially launch B-VEC or KB105. Accordingly, to obtain marketing approval for and to commercialize any of our product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We currently have no approved products have not generated any revenue from the sale of products or other sources to date. In the future, we may generate revenue from product sales, royalties on product sales, license fees, milestones, or upfront payments if we enter into any collaborations or license agreements. We expect that our future revenue, if any, will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such payments and sales.

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

We expect our research and development expenses will increase as we continue the manufacture of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we initiate pivotal Phase 3 clinical trial for B-VEC and continue Phase 1/2 for KB105. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of these clinical trials, and, as a result, the actual costs to complete these planned clinical trials may exceed the expected costs.

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

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three and nine months ended September 30, 2019 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
(In thousands)	(unaudited)
Expenses
Research and development	$3,885	$1,914	$1,971
General and administrative	1,457	1,058	399
Total operating expenses	5,342	2,972	2,370
Loss from operations	(5,342)	(2,972)	(2,370)
Other Income
Interest and other income, net	1,070	217	853
Net loss	$(4,272)	$(2,755)	$(1,517)

Research and Development Expenses

Research and development expenses increased $2.0 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Higher research and development expenses were due largely to increases in lab supplies of $441 thousand, outsourced research and development activities of $702 thousand, payroll related expenses of $456 thousand, and other research and development expenses of $372 thousand.

General and Administrative Expenses

General and administrative expenses increased $399 thousand in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Higher general and administrative spending was due largely to increases in payroll related expenses of $306 thousand and other administrative expenses of $93 thousand.

Interest and Other Income

Interest and other income for the three months ended September 30, 2019 and 2018 was $1.1 million and $217 thousand, respectively and consisted of interest income earned from our cash, cash equivalents and short-term investments.

Results of Operations

Nine months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
(In thousands)	(unaudited)
Expenses
Research and development	$11,267	$4,959	$6,308
General and administrative	4,660	2,738	1,922
Total operating expenses	15,927	7,697	8,230
Loss from operations	(15,927)	(7,697)	(8,230)
Other Income
Interest and other income, net	2,196	516	1,680
Net loss	$(13,731)	$(7,181)	$(6,550)

Research and Development Expenses

Research and development expenses increased $6.3 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Higher research and development expenses were due largely to increases in lab supplies of $2.1 million, payroll related expenses of $1.5 million, outsourced research and development activities of $1.5 million, and other research and development expenses of $1.2 million.

General and Administrative Expenses

General and administrative expenses increased $1.9 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Higher general and administrative spending was due largely to increases in payroll related expenses of $1.3 million, legal and professional expenses of $164 thousand and other administrative expenses of $441 thousand.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2019 and 2018 was $2.2 million and $516 thousand, respectively and primarily consisted of interest income earned from our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

As of September 30, 2019, the Company had an accumulated deficit of $33.7 million. With the net proceeds raised upon the close of its initial public offering (“IPO”) in September 2017, a private placement in August 2018, two secondary public offerings in October 2018 and June 2019, the Company believes that its cash, cash equivalents and short-term investments of approximately $203.2 million as of September 30, 2019 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

Operating Capital Requirements

We expect our primary use of capital to continue to be for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. We believe that our available funds will be sufficient to enable us to initiate our pivotal Phase 3 clinical trials for B-VEC and continue Phase 1/2 clinical trials for KB105.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our anticipated pivotal Phase 3 clinical trial for B-VEC;
•	the progress, timing and costs of manufacturing of B-VEC for clinical trials;
•	the timing and costs of continuing Phase 1/2 clinical trials for KB105;
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
•

the costs of commercialization activities for B-VEC and other product candidates once we receive marketing approval for B-VEC and other product candidates. Costs of commercialization includes but is not limited to the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

•	subject to the receipt of marketing approval, revenue, if any, received from commercial sale of B-VEC or other product candidates;
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

We expect that we will need to obtain substantial additional funding in order to commercialize B-VEC or any other product candidates, including KB105. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of B-VEC or KB105 or our other product candidates, and may result in us seeking collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to B-VEC or KB105 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(11,667)	$(5,927)
Net cash used in investing activities	(4,423)	(6,556)
Net cash provided by financing activities	107,226	9,559
Net increase (decrease) in cash	$91,136	$(2,924)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $11.7 million and consisted primarily of a net loss of $13.7 million adjusted for non-cash items of loss on disposals of fixed assets, depreciation and stock-based compensation expense of $1.5 million, and cash provided by net decreases in operating assets and liabilities of $596 thousand.

Net cash used in operating activities for the nine months ended September 30, 2018 was $5.9 million and consisted primarily of a net loss of $7.2 million adjusted for non-cash items of depreciation and stock-based compensation expense of $570 thousand, and cash provided by net decreases in operating assets and liabilities of $684 thousand.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $4.4 million and consisted primarily of purchases of $6.9 million of short-term available-for-sale investment securities, and expenditures of $4.1 million on the build-out of our new GMP facilities and purchases of computer and laboratory equipment, partially offset by proceeds of $6.6 million received from the maturities of short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2018 was $6.6 million and consisted primarily of purchases of $5.6 million of short-term available-for-sale investment securities, and purchases of $930 thousand of computer and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily from proceeds from a public offering in June 2019 of 2,500,000 shares of its common stock at a price to the public of $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million and other offering expenses. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $9.6 million and was primarily from proceeds from Frazier Life Sciences through a private placement of 625,000 shares of its common stock at $16.00 per share. Net proceeds to the Company from the private placement were $9.5 million after deducting underwriting discounts and commissions of approximately $450 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than as described in Note 5 “Commitments and Contingencies” of our condensed consolidated financial statements on this Form 10-Q.

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

Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $203.2 million at September 30, 2019, which consist primarily of money market, bank deposits, U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 4, 2019	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Antony A. Riley
Antony Riley
Chief Financial Officer
(Principal Accounting and Financial Officer)