Form 10-K
period 2019-12-31
Krystal Biotech, Inc.
filed 2020-03-10
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 28, 2019 as reported by The Nasdaq Stock Market, was $454 million. This calculation excludes 5,670,492 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2020 was 17,357,935.

Portions of the Registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the US Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict”, “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements about the following, among other things:

•

the initiation, timing, progress and results of preclinical and clinical trials for B-VEC (previously “KB103”), KB105 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing, scope or results of regulatory filings and approvals, including timing of final US Food and Drug Administration marketing and other regulatory approval of B-VEC and KB105;
•	our ability to achieve certain accelerated or orphan drug designations from the FDA;
•	our estimates regarding the potential market opportunity for B-VEC, KB105 and any other product candidates;
•	our research and development programs for our product candidates;
•	our plans and ability to successfully develop and commercialize our product candidates, including B-VEC, KB105 and our other product candidates;
•	our ability to identify and develop new product candidates;
•	our ability to identify, recruit and retain key personnel;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scalability and commercial viability of our proprietary manufacturing methods and processes;
•	the rate and degree of market acceptance and clinical utility of our product candidates and gene therapy, in general;
•	our competitive position;
•	our intellectual property position and our ability to protect and enforce our intellectual property;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to establish and maintain collaborations or obtain additional funding;
•	our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;
•	our ability to successfully resolve any intellectual property or other claims that may be brought against us;
•	any statements regarding compliance with the listing standards of The NASDAQ Capital Market;
•	the impact of laws and regulations; and
•	any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing.

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

Item 1. Business.

Overview

Krystal Biotech, Inc. (the “Company,” “Krystal,” “we,” or “us,” or other similar pronouns) is a clinical-stage gene therapy company dedicated to developing and commercializing novel medicines for patients suffering from skin diseases. We have developed a proprietary gene therapy platform to develop off-the-shelf treatments for skin diseases for which we believe there are no known effective treatments. Our platform consists of a patented engineered viral vector based on the herpes simplex virus type 1 (“HSV-1”) containing skin-optimized gene transfer technology, which we refer to as the Skin TARgeted Delivery (“STAR-D”) platform. We are initially using our STAR-D platform to develop treatments for rare or orphan monogenic dermatological indications caused by the absence of or a mutation in a single gene.  We plan to leverage our platform in the future to expand our pipeline to include non-monogenic dermatological indications and skin conditions.

Our Gene Therapy Platform

We believe that certain inherent features of the HSV-1 virus, combined with the modifications we have made to the virus in the form we employ as our gene delivery backbone, provides our proprietary gene therapy platform with specific advantages over other viral vector platforms for use in dermatological applications, including the following:

•

Non-Integrating Nature: Upon entry into cells, the HSV-1 vector persists as an episomal unit in the nucleus, meaning it remains physically separate from the host cell chromosome. Other vectors we are aware of currently being used in the development of gene therapy treatments for dermatological conditions, such as the lentiviral and retroviral vectors, integrate into the host cell DNA to achieve gene expression. Integration into the host cell DNA carries the risk of disrupting host genes and consequently can lead to a risk of causing cancer, or oncogenesis. In contrast, a non-integrating vector such as our HSV-1 vector does not carry the risk of disrupting the expression of host cell genes and the cancer-causing risks such disruptions could create. Also, because the skin cells turnover rapidly, we believe that the risk of disrupting host genes far outweighs any benefits of integration.

•

Payload Capacity: HSV-1 is a large virus, approximately 150 kilobases, or Kb, of DNA in size. We have made strategic deletions within this genome to remove critical “immediate early”, or IE, genes. These IE genes are required for expression of most of the downstream genes that allow the HSV-1 virus to replicate and destroy host cells. Deletion of these IE genes inhibits expression of most of the viral proteins, making the resulting viral vector replication-deficient and non-toxic. These deletions also enable the vector to easily accommodate a payload of 35Kb or greater without any significant impact on yield or titer. In our lead product candidate, beremagene geperpavec (“B-VEC”, previously “KB103”), we have successfully inserted two functional copies of the complete ~9Kb human COL7A1 gene. In contrast, packaging capacity for most other viral vectors being used in dermatological indications is under 8Kb, which limits their ability to deliver large skin genes directly to the skin. In addition, we believe the high payload capacity of our viral vector will allow us to insert single and multiple genes and effectors, allowing for the potential treatment of non-monogenic dermatological conditions such as psoriasis, atopic eczema and chronic wounds.

•

High Transduction Efficiency: Poor infection of skin epithelia has remained a major hurdle for direct delivery of most viral vectors. HSV-1 has a natural affinity, or tropism, for the skin epithelium, consequently our vector penetrates skin cells much more efficiently than other viral vectors, resulting in transduction efficiencies or cell penetration as high as 95% in cell-based studies. This efficient cell infection or penetration ability, along with the high payload capacity of our vector are responsible for the high levels of transgene expression we have observed in animal models. In addition, these factors are critical contributors to our ability to create an off-the-shelf gene therapy treatment where others are taking autologous approaches, such as skin grafts. Because the genes that cause many skin diseases are quite large, many of our competitors can only fit a single gene, or in some cases may need to manipulate the genetic material in order to fit the limited payload capacity of their vectors. Based on published research, we believe that some autologous gene therapy approaches may have transduction efficiencies as low as 10% in skin. To develop an effective treatment in the face of payload capacity and transduction limitations, they may need to introduce the therapeutic gene into a patient’s tissues or cells ex vivo to create an individual treatment, which is re-administered back to the patient once the gene-modified tissues have achieved a sufficient level of gene expression. The greater payload capacity of our vector and the high transduction efficiencies achieved allow us to deliver a full gene directly to any patient’s tissues for in vivo gene expression without additional manipulation.

•

Direct Delivery: Our engineered HSV-1 vector allows for direct topical or intradermal delivery. The advantages of direct delivery are that our products can be administered in an outpatient setting, requiring no hospitalization or expensive, invasive, and time-consuming procedures or sophisticated medical teams. Taking gene therapy to the patient minimizes patient travel and circumvents upfront burdens typical of gene therapies.

•

Repeat Administration: One of the major challenges with many viral vector platforms is that the host immune system may recognize them as foreign agents and launch a robust immune response, resulting in toxicity and rapid removal of the virus. Wild type HSV-1 is known to persist in the body by becoming latent and hiding from the immune system. We have harnessed the natural ability of HSV-1 to evade host-mediated immunogenicity, while removing specific viral elements that exacerbate the host immunity, thus making our viral vector safer for repeat administration as needed to achieve durability of effect. Because the tendency of our viral vector to invoke an immune response is low, our ability to repeat administration is enhanced.

•

Stability: HSV-1 is extremely stable and resistant to degradation by physical shearing, solvents, and enzymes, facilitating purification and final formulation of our viral vector product candidates. These characteristics of HSV-1 provide a stability advantage to B-VEC, our lead product candidate. Although frozen for long-term storage, it is also stable under refrigerated conditions for short-term storage and shipment, and stable over several freeze-thaw cycles. This should facilitate our ability to ship our products globally from our manufacturing facilities in Pennsylvania.

•

Reproducible and Scalable Manufacturing: Successful production of viral vectors involves two steps: (i) the ‘upstream’ process, which yields a bulk virus harvest; and (ii) the ‘downstream’ process, which involves purification and concentration of the clinical product. Successful and reproducible execution of both processes is critical for clinical manufacturing and scale-up. Our scientific team collectively has decades of experience and expertise in HSV engineering and purification that has allowed us to successfully optimize our HSV-1 vector production process.

•

Existing Regulatory Precedent: The first US Food and Drug Agency (“FDA”)- and European Medicines Agency (“EMA”)-approved oncolytic virus product, Imlygic® by Amgen, for treatment of melanoma, a skin cancer, is based on a genetically engineered HSV-1 virus. Because this product also employs an HSV-1 backbone, it has created a regulatory precedent for approval of an HSV-1-based therapy. In addition, Imlygic® is a chronic therapy, given bi-weekly, which provides support for the use of an HSV-1 backbone in chronic gene therapy of the type we are developing.

The above listed benefits of our engineered vector make the STAR-D platform a suitable choice for topical and intra-dermal application and repeat delivery of skin genes in an off-the-shelf and non-invasive manner.

Our Product Candidates

The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

Additional detail on our gene therapy platform and clinical development of our product candidates can be found on our website at the following link:

http://ir.krystalbio.com/index.php/static-files/344e2bc7-ba33-44f2-9b07-8798059b2b68

Beremagene Geperpavec (“B-VEC”)

Overview

Our lead product candidate, B-VEC seeks to use topical gene therapy to treat dystrophic epidermolysis bullosa, or DEB, a rare and severe monogenic skin disease for which there is currently no approved treatment.

DEB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the formation of the protein type VII collagen, or COL7, that forms anchoring fibrils that bind the dermis, or inner layer of the skin, to the epidermis, or outer layer of the skin. In DEB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils, leading to extremely fragile skin that blisters and tears from minor friction or trauma. Those who are born with DEB are sometimes called “butterfly children,” because their skin is likened to be as fragile as the wings of a butterfly. DEB patients may suffer from open wounds, skin infections, fusion of fingers and toes and gastrointestinal tract problems throughout their lifetime, and may eventually develop squamous cell carcinoma, a potentially fatal condition. Based on information from DEBRA International, a worldwide alliance of patient support groups for epidermolysis bullosa, or EB, of which DEB is a subset, we believe there may be as many as 125,000 people who are affected by DEB. We believe that there are, at present, approximately 3,000 diagnosed DEB patients in the United States. There is currently no approved cure for DEB. The current treatment for DEB is limited to palliative care, which is estimated to cost between $200 thousand and $400 thousand annually per patient in the United States.

We believe our approach to treating DEB with B-VEC is novel. The current standard of care for DEB patients is limited to palliative measures that seek to provide relief from some of the symptoms of DEB but do not meaningfully impact disease outcomes. Other known efforts to develop DEB treatments employ autologous approaches to creating therapeutic products. Autologous treatments use a patient’s own tissues and cells to manufacture an individualized therapy. Such therapies tend to be expensive, invasive and time consuming to use, and require extensive patient travel, extended hospital stays, highly sophisticated medical teams and procedures. In contrast, B-VEC is designed to be an off-the-shelf treatment for DEB that can be applied topically to a patient’s skin. Unlike the current standard of care, B-VEC seeks to treat DEB at the molecular level through gene therapy and is intended to be a non-invasive treatment that can be used without requiring hospitalization or individually customized treatment.

Clinical Development of B-VEC

In October 2019, we announced positive results from our Phase 1/2 clinical trial of B-VEC at Stanford University. Safety data from all patients showed that B-VEC was well tolerated with no serious adverse events (SAEs) reported. The Phase 1 portion of the trial commenced in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018.  The Phase 2 portion of the trial commenced in December 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in June 2019. We also enrolled two additional patients in the Phase 2 study in June 2019.

In the combined Phase 1 and Phase 2 study, 9 out of 10 wounds treated with B-VEC closed completely (100%).  The average time to 100% wound closure on all B-VEC treated wounds in combined Phase 1 and Phase 2 study was 17.4 days (median 14 days). In the combined study, the average duration of wound closure on two patients following 100% wound closure, as of the last follow up, was 113 days (median 110 days).

In the wound that did not close, B-VEC was re-administered resulting in the wound closing completely within 7 days following re-administration. The wound was originally reported to be open for over 4 years. The wound has remained closed for over 100 days (and ongoing).

We anticipate commencing pivotal Phase 3 FDA trials in the first half of 2020.

For more information on the B-VEC Phase 1/2 clinical trial, visit:

http://ir.krystalbio.com/news-releases/news-release-details/krystal-biotech-announces-final-update-phase-12-clinical-trial

KB105

Overview

Our second pipeline candidate, KB105, delivers functional human transglutaminase-1 (“TGM1”) genes using our gene therapy platform to patients with TGM1-deficient autosomal recessive congenital ichthyosis (“ARCI”).

ARCI is a life-long, severe monogenic skin disease. While a number of genetic mutations have been associated with the development of ARCI, the most common cause of ARCI is an inactivating mutation in the TGM1 gene encoding the enzyme transglutaminase-1, a protein that is essential for the proper formation of the skin barrier. Mutations in the TGM1 gene, and the subsequent disruption to the epidermal barrier, leads to pronounced dehydration, trans-epidermal exposure to unwanted toxins and surface microorganisms, and a greatly increased risk of infection. Transglutaminase-1 deficiency is associated with increased mortality in the neonatal period and has a dramatic impact on quality of life.

Patients suffering from ARCI often exhibit life-long pronounced plate-like scaling of the skin, which is often of a dark color and can cover the whole body. Such patients frequently suffer from exposure of the inner eyelid surface due to turning away of the eyelids from the eye (ectropion), the turning outwards of the lips (eclabium), deformities of joint and nasal cartilage (hypoplasia), scarring alopecia (especially at the edge of the scalp) and a thickening of the skin on the palms of the hands and soles of the feet (palmoplantar keratoderma). Additional complications experienced by ARCI patients include episodes of sepsis, fluid and electrolyte imbalances due to impaired skin barrier function, and failure to thrive, especially during the neonatal period and infancy. Severe heat intolerance and nail dystrophy are also frequently observed.

There are approximately 20,000 cases of TGM1-deficient ARCI worldwide and about 400 new cases per year globally. Our approach is to leverage our gene therapy platform using our non-replicating, non-integrating engineered HSV-1 vector to deliver the TGM1 gene to keratinocyte skin cells, potentially allowing them to produce the TGM1 protein that is lacking in this patient population. KB105 is designed to be an off-the-shelf treatment for TGM1-deficient ARCI that can be applied topically and directly to a patient’s skin. The application of KB105 does not require expensive, invasive, time-consuming procedures or sophisticated medical teams. There are currently no treatments targeting molecular correction of this disease.

Clinical Development of KB105

We believe that safety has been established for KB105 based on in vitro and in vivo proof-of-concept studies. Biodistribution and toxicity data from animal studies indicate that KB105 can be safely and repeatedly administered to the skin at high doses without systemic vector exposure. Topically applied KB105 has been shown to efficiently transduce permeabilized skin and express human TGM1 in a dose-dependent manner.  KB105-expressed TGM1 has colocalized with native TGM1 substrates, indicating delivery to the appropriate epidermal layer. KB105’s robust production of TGM1 in vitro and in vivo supports its use in ARCI patients.

In September 2019, we initiated a Phase 1/2 clinical trial of KB105. We anticipate interim Phase 1/2 clinical readouts in the first half of 2020.

KB104

Overview

Our third pipeline candidate, KB104, delivers functional Serine Protease Inhibitor Kazal-type 5 (“SPINK5”) genes using our gene therapy platform to patients suffering from Netherton Syndrome, which is a debilitating monogenic autosomal recessive skin disorder that causes defective keratinization, severe skin barrier defects, and recurrent infections. Infants with severe Netherton Syndrome symptoms are associated with failure to thrive, hypernatremic dehydration secondary to excess fluid loss, delayed growth, short stature, and recurrent infections. Clinically, Netherton Syndrome is characterized by congenital ichthyosiform erythroderma, hair shaft defects, recurrent infections, and a defective skin barrier. A predisposition to allergies, asthma, and eczema is also characteristic of Netherton Syndrome. Ultimately, those afflicted by Netherton Syndrome often experience chronic skin inflammation, severe dehydration, and stunted growth.

The disease arises due to mutations in the SPINK5 gene, resulting in loss of activity of its encoded serine protease inhibitor protein SPINK5 (also known as Lympho-Epithelial Kazal type-related Inhibitor (“LEKTI”)). In healthy individuals, SPINK5 is one of the serine protease inhibitors expressed in the outermost layers of the skin, and it plays a critical role in the regulation of serine proteases which hydrolyze extracellular proteins that hold corneocytes together. In patients suffering from Netherton Syndrome, the suppressive effects of SPINK5 on these serine proteases is abolished due to underlying genetic mutations in the SPINK5 gene. Consequently, hyperactivated serine proteases in the skin cause uncontrolled desquamation, leading to a defective skin barrier.

There are approximately 38,000 cases of patients worldwide and about 700 new cases per year globally. There are no current approved treatments for Netherton Syndrome.  Existing approaches are limited to palliative treatments, including topical moisturizers, repair formulas and steroids.

Clinical Development of KB104

A properly localized human SPINK5 gene was detected 48 hours after topical KB104 application in mice without toxicity. KB104-mediated human SPINK5 was expressed in the correct layer of skin at the transcript and protein levels. We anticipate filing an Investigational New Drug, or IND, in the second half of 2020.

KB301

Overview

The skin is largely composed of collagen-rich connective tissue, with dermal collagen, composed primarily of types 1 and 3 collagen fibrils, representing >90% (dry weight) of human skin. The characteristics of skin aging are largely due to aberrant collagen homeostasis, including reduced collagen biosynthesis, increased collagen fibril fragmentation, and progressive loss of dermal collagen culminating in a net collagen deficiency, resulting from both intrinsic (e.g., passage of time, genetics) and extrinsic (e.g., chronic light exposure, pollution) pressures. The goal of skin biorejuvenation is, in part, to enhance the synthesis of human dermal collagens (i.e., neocollagenesis), thereby correcting the molecular defect underlying the aged phenotype. We believe that our approach of directed expression of full-length human type 3 collagen via intradermal application of KB301 provides a unique and straightforward approach to restoring collagen homeostasis, and by extension, reconstructing an optimal physiologic environment in the skin to treat wrinkles.

Facial injectables, including hyaluronic acid, botulinum toxin type A, collagen, polymer fillers, and calcium hydroxyapatite microparticles, are intended to correct perceived facial defects (e.g., fine lines, shallow wrinkles, and deeper furrows), and are administered for both cosmetic and therapeutic indications. In 2017, the global facial injectables market generated more than $7.2 billion in revenue from approximately 8.5 million procedures performed, with a majority (~70%) of revenue being generated in the aesthetic setting. While the United States and Europe represent the largest markets for facial injectables to-date, significant expansion in market share is projected for Asia and Latin America in the coming years. Due to the rising awareness of cosmetic procedures, the growing geriatric population, and a shift from invasive to minimally/non-invasive treatment options, the aesthetics facial injectables market is projected to grow to more than a $12 billion industry by 2025.

Clinical Development of KB301

Transduction with KB301 induced secretion of mature, full-length type III collagen (COL3) from primary aged human fibroblasts with no observable impact on cell viability, even when the vector was administered at high doses. Properly localized (dermal) human COL3 was detected in a dose-dependent manner within 48 hours of intradermal injection of KB301 in mice without systemic vector exposure or toxicity. Furthermore, KB301 was shown to be similarly effective for human COL3 production after single and repeated intradermal administration to immunocompetent animals, demonstrating safety and efficacy of recurrent dosing. We anticipate filing an Investigational New Drug, or IND, application in the second half of 2020.

Future Opportunities

We are currently focused on skin diseases but have commenced early stage research to apply our gene therapy platform to develop medicines for non-dermatological rare diseases.

We also believe that the large payload capacity of the viral vector in the STAR-D platform will allow us to deliver multiple genes and other effectors using the platform which will afford us the opportunity to treat non-monogenic skin diseases like psoriasis and atopic dermatitis, as well as conditions that are not necessarily the result of an inherited genetic defect, such as chronic wounds and aesthetic skin conditions, such as wrinkles and nasolabial folds. For example, as proof-of concept for STAR-D-mediated delivery of anti-inflammatory antibodies, we have observed positive therapeutic intervention in chronic skin disease progression upon topical application of a vector-encoded antibody in an animal model of atopic dermatitis.

If we are able to successfully develop and commercialize products to treat non-orphan dermatological diseases, we intend to seek collaborative alliances towards commercializing these therapies among the broader population of patients in these indications.

Our vision is to become a fully integrated biotechnology company with in-house facilities compliant with current Good Manufacturing Process (“cGMP”) for to rare diseases and to work with collaborators on broad indications and aesthetic skin conditions.  We maintain full royalty-free global rights to all of our product candidates.

Manufacturing

In-House Good Manufacturing Practice (“GMP”) Facilities

On January 24, 2020, we announced the ground breaking of our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area. This cGMP facility, named ASTRA, will have the capacity to produce commercial gene therapy medicines to treat patients suffering from debilitating rare diseases. The ASTRA facility is being designed as a state-of-the-art cGMP manufacturing facility that, beyond expanding Krystal’s current production platform, will allow the in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, fully-integrating all components of the supply chain from starting materials to patient experience. The ASTRA facility will initially be used as a commercial back-up facility for B-VEC. Eventually, the ASTRA facility will expand to produce investigational and commercial material for our pipeline products. We expect the 100,000 square foot facility to be completed and validated with an expected completion date of early 2021.

In January 2019, we completed the construction of our own commercial scale cGMP-compliant manufacturing facility, ANCORIS, to enhance supply chain control, increase supply capacity for clinical trials and ensure commercial demand is met in the event that B-VEC and our other product candidates receive marketing approval.  The clinical material for the pivotal trial and initial commercial launch material of B-VEC will be produced at ANCORIS.

We intend to use ASTRA and ANCORIS for clinical and commercial production of our product candidates. Having in-house cGMP facilities will allow us to maintain better quality control, shorter lead times, lower costs and better control over our intellectual property. We intend to continue to devote substantial resources to developing the STAR-D platform which forms the basis of our manufacturing process.

Our Manufacturing Process

Our proprietary manufacturing process for clinical-grade B-VEC was developed and optimized internally based on our STAR-D platform and involves both an upstream production process and downstream purification process. Recombinant viral vectors are made safe by removal of specific viral machinery, including packaging proteins, so that they are rendered incapable of, or attenuated for, replicating in human cells. However, to produce the recombinant virus, these viral proteins have to be re-introduced into the virus production process so that the viral vector can be packaged. In most other viral vector production systems, the missing viral proteins are supplied in one or more individual helper plasmids, along with the base viral vector plasmid. All the plasmids are then co-transfected into a production cell line in the presence of a transfection agent to facilitate viral vector production and packaging. The difficulty of this approach is that it requires c-scale manufacturing and qualification of each of the packaging plasmids and optimization of the transfection method. Even with optimized reagents and methods, significant batch-to-batch variability is seen in viral vector yield and titer that, we believe, drives up the cost of viral vector manufacturing and scale-up and increases the risk of failure during manufacturing.

Our proprietary upstream process for HSV-1 production avoids the aforementioned issues. Our process requires three critical components:

•	Production of a master virus seed stock, or MVSS;
•	Production of complementing master cell bank, or MCB; and
•	Optimized transduction parameters.

For B-VEC, the MVSS is scaled up from a single purified clone of the modified HSV-1 vector expressing the therapeutic COL7A1 gene. The MCB is a complementing cell line that stably expresses the HSV-1 viral proteins that are required for HSV-1 growth but have been deleted from the recombinant HSV-1 backbone. By introducing the deleted proteins into the MCB, as opposed to including them in the viral replication process via co-transfection of individual plasmids, we eliminate the need for multiple qualifications of the plasmids or variability in transfection efficiency from batch to batch, that other production processes face. Infection of the MCB with the MVSS at the optimal concentration results in production of the viral particle. Once the MCB, the MVSS, and the conditions of infection are established, virus production and resultant yield and titer are highly reproducible and scalable over multiple runs, and the risk of failure is minimal.

Optimization of MCB, MVSS and production methods requires extensive knowledge and technical experience with the HSV-1 genome and significant upfront effort to design and select the best virus seed stock and complementing cell line. To date we have screened hundreds of cell line clones to find the best complementing cell lines, and similarly designed and generated the optimal virus seed stocks for our portfolio candidates. The viral seed stock expresses the therapeutic proteins under the control of strong constitutive or tissue-specific promoters and additional non-coding regulatory sequences have been included to optimize gene expression. We also have optimized the transduction conditions to reproducibly obtain high yields of the virus.

Unlike the upstream process, steps used to purify and concentrate the viral vector product are often common across different viral vector platforms and usually involve multiple stages of purification, clarification, concentration, and diafiltration, with the ultimate goal to remove contaminants and concentrate the product. We believe we have successfully developed a robust and reproducible process for purifying our viral vector to required concentrations for clinical use, while successfully removing contaminants to meet FDA guidelines.

We believe that the MVSS and MCB are a vital part of the production of B-VEC, as they will ensure the reproducible production of multiple clinical batches in a short six-week cycle time frame and in a cost-effective manner.

We have made significant investments in developing the most comprehensive and optimized manufacturing process for our vector product candidate including:

•	Sufficient scale to support stability of B-VEC with sufficient longevity that a small number of initial batches will likely provide adequate clinical supply up to pivotal Phase 3 trials;
•	A proprietary vector manufacturing technique that produces a highly purified B-VEC;
•	A critical list of GMP assays to accurately characterize our process and the HSV-1 vectors we produce; and
•	A series of high-efficiency purification processes, which can be adapted and customized for our HSV-1 platform products.

We believe these improvements and our continued investment in our STAR-D platform will enable us to develop best in class, next generation gene therapy products for dermatological indications.

Competition

The biotechnology and pharmaceutical industries are highly competitive. In particular, the field of gene therapy is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Some of our competitors have substantially greater financial resources and larger research and development organizations. In addition, our experience in clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and commercialization of products may be more limited.

Epidermolysis Bullosa

A number of companies are developing drug candidates for EB. There is no approved treatment for DEB at this time. We believe our competitors fall into two broad categories:

•	Autologous Approaches: We are aware of two companies, Abeona and Castle Creek Pharmaceuticals, which are developing autologous or grafting gene therapy approaches to treating DEB.
•	Palliative Treatments: We are aware of companies such, as Castle Creek Pharmaceuticals, who are developing product candidates taking a palliative approach to treating the disease.

Autosomal Recessive Congenital Ichthyosis (ARCI)

We are aware of companies like Novartis Inc. and Patagonia Pharmaceuticals, LLC who have conducted clinical trials for ARCI in the past. We are unaware of any companies conducting active clinical trials in ARCI presently.

Netherton Syndrome

We are aware that Novartis Inc. has conducted clinical trials for Netherton Syndrome. We are unaware of any companies currently conducting active clinical trials in Netherton Syndrome presently.

Intellectual Property

In January 2020, Krystal diversified its patent estate through the issuance of US Patent and Trademark Office (“USPTO”) patent number 10,525,090 covering our second product candidate, KB105, as well as medical applications of this product for treating ARCI. We believe the speed in which the patent prosecution was successfully concluded for this application is indicative of Krystal’s pioneering work in HSV-based gene therapies in the field of dermatology.

In December 2019, Krystal strengthened its international patent portfolio covering our lead product candidate, B-VEC, when the European Patent Office issued an intent to grant European patent application number 16826873 directed, in part, to pharmaceutical compositions comprising B-VEC, as well as uses thereof.

In October 2019, the USPTO granted the Company US patent number 10,441,614 covering its fully integrated vector platform, STAR-D, for skin-targeted therapeutics, as well as methods of its use for delivering any effector of interest to the skin. This new patent provides further validation of the Company’s novel work in the field of skin diseases leveraging its HSV-1-based gene therapy technologies.

In September 2019, the Australian patent office granted the Company its first foreign patent (Application No. 2016401692) in Australia for its lead product candidate B-VEC.  This patent covers pharmaceutical compositions comprising B-VEC, as well as medical uses such as the treatment of wounds, disorders, or diseases of the skin, particularly those found in epidermolysis bullosa patients.

On December 18, 2018, the USPTO granted US Patent No. 10,155,016 which covers compositions containing B-VEC, formulated for alternate routes of administration.

On January 16, 2018, we announced that the USPTO had granted US Patent No. 9,877,990, which covers compositions comprising HSV vectors encoding certain effectors and methods of using the same for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin. A corresponding international patent application has been filed in accordance with the Paris Cooperation Treaty, which has entered into the national phase in more than ten foreign jurisdictions.

We believe that the granting of these patents, which are entirely owned by the Company, protects our core STAR-D viral platform and products based thereupon, and affords us freedom to use this platform for the development of novel therapeutics for multiple applications. We continue to advance our IP portfolio actively through the filing of new patent applications, divisionals, and continuations relating to our technologies as we deem appropriate.

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

US Biologic Products Development Process

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

•	submission to the FDA of an IND application, which allows human clinical trials to begin unless FDA objects within 30 days;
•	approval by each clinical trial site’s institutional review board, or IRB and institutional biosafety committee, or IBC before the clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practice or GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

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

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal studies of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted, to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND for our future product candidates will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by or under the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising good clinical practices, or GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB and IBC at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed. Clinical trials involving recombinant DNA also must be reviewed by an IBC, a local institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

Additional Regulation for Gene Therapy Clinical Trials

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the Chemistry, Manufacturing and Controls, or CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.

US Review and Approval Processes

The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. For gene therapies, selecting patients with applicable genetic defects is a necessary condition to effective treatment. For the therapy we are currently developing, we believe that diagnoses based on existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, or CLIA, are sufficient to select appropriate patients and will be permitted by the FDA. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual product fee for biologics and an annual establishment license fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before it accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategies, or REMS, is necessary to assure the safe use of the product candidate.

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

Fast Track Designation

The FDA has granted Fast Track designation to B-VEC and KB105. Fast Track designation is granted to drugs being developed for the treatment of serious or life-threatening diseases or conditions where there is an unmet medical need. The purpose of the Fast Track designation provision is to help facilitate development and expedite the review and potential approval of drugs to treat serious and life-threatening conditions. Sponsors of drugs that receive Fast Track designation have the opportunity for more frequent interactions with the FDA review team throughout the development program. These can include meetings to discuss study design, data required to support approval, or other aspects of the clinical program. Additionally, products that have been granted Fast Track designation may be eligible for priority review of a BLA application and the FDA may consider reviewing portions of an NDA before the sponsor submits the complete application, also known as a rolling review.

Orphan Drug Designation

On November 2, 2017, the FDA granted Orphan Drug Designation to the Company’s lead product candidate, B-VEC, for the treatment of DEB. On August 7, 2018, the FDA granted orphan drug designation to the Company’s second product candidate, KB105 for treatment of patients with TGM1-deficient ARCI.

Under the Orphan Drug Act, the FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the United States for treatment of the disease or condition will be recovered from sales of the product

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Other benefits include reduced regulatory fees, protocol assistance and tax credits for certain clinical research costs.

Orphan medicinal product status in the EU has similar, but not identical benefits. The EMA granted the orphan medicinal product designation, or OMPD, for B-VEC on April 16, 2018, and for KB105 on November 13, 2019.

Regenerative Medicine Advanced Therapy (“RMAT”) Designation

The FDA granted RMAT designation to B-VEC for the treatment of DEB in June 2019.  Established under the 21st Century Cures Act, RMAT designation is a program designed to expedite the development and approval of regenerative medicine products, including gene therapy products.  An investigational therapy is eligible for the RMAT designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates a potential to address unmet medical needs for that disease or condition. The designation includes all the benefits of the FDA's Fast Track and Breakthrough Therapy designations and enables the ability to work more closely and frequently with the FDA to discuss surrogate or intermediate endpoints to support the potential acceleration of approval and satisfy post-approval requirements.

Prime Designation

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

Rare Pediatric Disease Priority Review Voucher

The FDA also offers a rare pediatric disease drug designation. If a drug receives the designation of a “rare pediatric disease” drug, it is eligible during the FDA marketing process to apply for a Rare Pediatric Disease Priority Review Voucher. According to the FDA website, under the Rare Pediatric Priority Review Voucher Program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. We received the designation of “rare pediatric disease” for B-VEC in December 2016 and for KB105 in August 2018 which makes these two product candidates eligible to apply for a Rare Pediatric Priority Review Voucher.

US patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s US patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Post-Approval Requirements

Rigorous and extensive FDA regulation of biologic products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product; recordkeeping requirements; reporting of adverse effects; reporting updated safety and efficacy information; and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA, together with a release protocol, showing a summary of the history of manufacture of the lot and the results of all tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biologic products. A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in- patient populations that are not described in the product’s approved labeling (known as “off-label use”).

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The US government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

US Foreign Corrupt Practices Act

The US Foreign Corrupt Practices Act, or FCPA, prohibits US corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.

Employees

As of February 28, 2020, we had 51 full-time and 2 part-time employees, primarily engaged in research and development activities and manufacturing activities. None of our employees are represented by a labor union and we consider our employee relations to be good.

Corporate Information

We commenced operations on April 15, 2016. On March 31, 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech, LLC to Krystal Biotech, Inc. Our principal offices are located at 2100 Wharton Street, Suite 701, Pittsburgh, PA 15203, and our telephone number is 412-586-5830. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical studies for aesthetic skin conditions. Our website address is www.krystalbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our investor relations website, http://ir.krystalbio.com/, as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission, or SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC. The address of the website is http://www.sec.gov.

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

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred recurring losses and negative cash flows from operations and, at December 31, 2019, we had an accumulated deficit of $39.0 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, B-VEC and KB105 and additional product candidates that we may pursue in the future. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates, B-VEC and KB105, as well as to building out our infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our research and the clinical development of B-VEC and KB105, including our current clinical trials and planned future trials;
•	initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;
•	prepare our Biologics License Application (BLA) , marketing authorization application (MAA) and approvals in certain other countries for B-VEC and KB105;
•	ramp-up our in-house commercial-scale current good manufacturing practices or cGMP manufacturing facility;
•	manufacture material for clinical trials or potential commercial sales;
•	further develop our gene therapy product candidate portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other product candidates and technologies; and
•	seek marketing approval for B-VEC, KB105 and additional product candidates in the EU and in other key geographies.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials for B-VEC and KB105, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of either B-VEC or KB105, if B-VEC or KB105 do not receive regulatory approval, if we do not obtain our targeted indications for B-VEC or KB105, or if B-VEC or KB105 fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability, if ever, and would materially adversely affect our business prospects and financial condition. Moreover, if we decide to leverage any success with our B-VEC or KB105 product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business will be materially adversely affected.

We currently only have two product candidates, B-VEC and KB105, and are initiating trials for a third candidate KB301 in the near future, and we may never develop, acquire or in-license additional product candidates. We may never succeed in any or all these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of B-VEC and KB105, our expenses could increase and revenue could be further delayed.

We will need to raise additional funding in order to receive approval for B-VEC, KB105 or any other product candidate. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

To complete the process of obtaining regulatory approval for B-VEC and KB105 and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize B-VEC and KB105, if approved, we will require substantial additional funding. In addition, if we obtain marketing approval for B-VEC or KB105, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. We anticipate that we will need additional funding to complete the development of B-VEC, KB105 and any future product candidates and to commercialize any such approved products.

Our future capital requirements will depend on many factors, including:

•	the progress, timing, results and costs of our ongoing Phase 1/2 clinical trial for KB105;
•	the progress, timing and costs of manufacturing of B-VEC for our planned pivotal Phase 3 clinical trials;
•	the continued development and the filing on an investigational new drug, or IND, application for other product candidates;
•

the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for any other product candidates that we may pursue in the future, if any;

•	the costs of building and maintaining our own commercial-scale cGMP manufacturing facilities;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the costs associated with the manufacturing process development and evaluation of third-party manufacturers;
•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for B-VEC, KB105 or any other product candidates we may develop;

•

the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;

•

the costs of commercialization activities for B-VEC, KB105 and other product candidates if we receive marketing approval for B-VEC, KB105 or any other product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, if any, revenue received from commercial sale of B-VEC, KB105 or any of our other product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to our license agreements, if any;

•	our current license agreements, if any, remaining in effect and our achievement of milestones under those agreements;
•	our ability to establish and maintain collaborations and licenses on favorable terms, if at all; and
•	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. Our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, will be derived from or based on sales of product candidates that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of additional financing may be impacted by, among other things, general market conditions, the market’s perception of our product candidates and growth potential and the market price per share of our common stock

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a development-stage company that commenced operations in 2016. Our efforts to date, with respect to the development of B-VEC and KB105, have been limited to organizing and staffing our company, business planning, raising capital, developing our STAR-D platform and related technologies, identifying B-VEC and KB105 as potential gene therapy product candidates and undertaking preclinical studies and clinical trials of B-VEC and KB105. While we have commenced our first clinical trial of B-VEC and KB105, we have not yet demonstrated the ability to complete clinical trials of B-VEC, KB105 or any other product candidate, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success, performance or viability may not be as accurate as they could be if we had more experience developing gene therapy products.

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

Risks Related to Our Business

We are early in our development efforts. If we are unable to advance B-VEC and KB105 through clinical trials, obtain regulatory approval and ultimately commercialize B-VEC or KB105, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and B-VEC entered its first clinical trial in May 2018, and KB105 entered its first clinical trial in September 2019. The development and commercialization of B-VEC or KB105 (or any other product candidate we may develop) is subject to many uncertainties, including the following:

•	successful enrollment and completion of clinical trials;
•	positive results from our current and planned future clinical trials;
•	receipt of regulatory approvals from applicable regulatory authorities;
•	successful development of our internal manufacturing processes on an ongoing basis and maintenance of our existing arrangements with third-party manufacturers for clinical supply;
•	commercial launch of B-VEC and KB105, if and when approved, whether alone or in collaboration with others;
•	acceptance of B-VEC and KB105, if and when approved, by patients, the medical community and third-party payors;

If we fail in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize B-VEC and KB105, which would materially harm our business. If we do not receive regulatory approvals for B-VEC and KB105, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our lead candidate, B-VEC, is in early stage development, and there is no guarantee that the results from preclinical studies will be indicative of our ability to complete or the results to be obtained in the current or future studies and clinical trials.

We initiated our first clinical trial for our lead product candidate B-VEC in May 2018; however, there is no guarantee that results of this or any potential future clinical trials will be positive or that we will be able to complete this or any potential future clinical trials on the anticipated timelines or at all. The positive interim results we have observed for B-VEC in our current clinical trial may not be predictive of the ultimate outcome of that trial or of any future clinical trials, and the current and future clinical trial process may fail to demonstrate that B-VEC is safe for humans and effective for indicated uses, which may cause us to abandon B-VEC. Furthermore, research and discoveries by us or others may identify serious adverse events, undesirable side effects or other unexpected properties of our current and future product candidates, including B-VEC, that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or post-approval safety monitoring program. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of B-VEC. Any of the foregoing scenarios could materially harm the commercial prospects for B-VEC and materially and adversely affect our business, financial condition, results of operations and prospects.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize B-VEC and the approval may be for a narrower indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if B-VEC meets its safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a post-approval safety monitoring program. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of B-VEC. Any of the foregoing scenarios could materially harm the commercial prospects for B-VEC and materially and adversely affect our business, financial condition, results of operations and prospects.

B-VEC is based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of B-VEC or future product candidates or lead to significant post-approval limitations or restrictions. As we advance B-VEC, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of B-VEC. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

B-VEC may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, B-VEC for any or all targeted indications. Even if we can demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of B-VEC, the commercial prospects of such product candidate may be harmed and our ability to generate product revenues from this product candidate may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Additionally, if B-VEC receives marketing approval, the FDA could require us to adopt a post-approval safety monitoring program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by B-VEC, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of B-VEC and could significantly harm our business, financial condition, results of operations and prospects.

We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

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

In addition, if we make manufacturing or formulation changes to B-VEC, we may need to conduct additional studies to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize B-VEC or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize B-VEC and may harm our business, financial condition, results of operations and prospects. Any delays, setbacks or failures in our clinical trials could materially and adversely affect our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our drug candidates, we may:

•	be delayed in obtaining marketing approval, if at all, or be required to conduct additional confirmatory safety and/or efficacy studies;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution;
•	be subject to the addition of labeling statements, such as warnings or contraindications;

•	be sued; or
•	experience damage to our reputation.

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

We have a limited number of employees and limited corporate infrastructure and may experience difficulties in managing growth.

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

Even if we obtain any regulatory approval for B-VEC, our lead product candidate, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for B-VEC may also be subject to a post-approval safety monitoring program, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. Our current and each of our proposed clinical trials for B-VEC includes a five-year, long-term follow-up phase, limited to confirmed data collection from annual visits with standard care physicians. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we fail to comply with applicable regulatory requirements following approval of B-VEC or any future product candidate, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize B-VEC and adversely affect our business, financial condition, results of operations and prospects.

The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of B-VEC. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

While we have obtained orphan drug designation for B-VEC and KB105, it may not effectively protect us from competition, and we may be unable to obtain orphan drug designation for our future product candidates. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, B-VEC, for the treatment of DEB and we may seek orphan drug designation from the FDA for our future product candidates. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation, or OMPD, for B-VEC. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in early clinical development for treatment of patients with transglutaminase 1 (TGM-1) deficient autosomal recessive congenital ichthyosis (“ARCI”), and on October 10, 2019, the European Commission granted the Orphan Medicinal Product Designation for KB105. There are currently no treatments for ARCI, which affects approximately 20,000 patients worldwide. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.

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

Even though we have obtained orphan drug exclusivity for B-VEC and KB105, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•

the second applicant can establish in its application that its medicinal product, although like the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•	the holder of the marketing authorization for the original orphan medicinal product cannot supply enough quantities of orphan medicinal product.

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

On May 23, 2018, the FDA granted Fast Track designation in the United States for B-VEC. We have been granted rare pediatric disease designation for B-VEC. On August 23, 2018, the FDA granted rare pediatric disease designation for KB105. In addition, B-VEC was granted Regenerative Medicine Advanced Therapy (RMAT) by FDA in June 2019 and Priority Medicine (PRIME) in March 2019 by EMA. The receipt of any of these designations for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

A RMAT/PRIME therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease. Drugs designated as RMAT therapies by the FDA are eligible for accelerated approval and increased interaction and communication with the FDA designed to expedite the development and review process. If a drug, or biologic in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track designation. Even after having received Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track designation have failed to obtain approval. A sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. We received the designation of “rare pediatric disease” for B-VEC in December 2016 and for KB105 in August 2018 which could qualify us to receive a Rare Pediatric Priority Review Voucher.

There is no assurance we will receive RMAT, PRIME or breakthrough therapy or Fast Track designations for any of our product candidates and the receipt of any of these designations for a product candidate may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. Further, even though we have received rare pediatric disease designation for B-VEC or KB105, we may not experience a faster review or approval for a subsequent marketing application.

We may expend our limited resources to pursue a product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Although a substantial amount of our efforts focuses on the potential approval of B-VEC and KB105, a key component our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat orphan diseases and ultimately, non-orphan diseases. Identifying new product candidates requires substantial technical, financial and human resources, whether any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:

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

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our lead product candidate, B-VEC.

We are aware of several companies and institutions that are currently developing alternative autologous or palliative gene therapy approaches for DEB. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render B-VEC uneconomical or obsolete, and we may not be successful in marketing B-VEC against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.

Risks Related to Manufacturing

Delays in obtaining regulatory approvals of the process and facilities needed to manufacture B-VEC, KB105 or any of our product candidates or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.

Before we can begin to commercially manufacture B-VEC, KB 105 or any of our product candidates, whether in a third-party facility or in our own facility, once established, we must pass a pre-approval inspection of our manufacturing facility by the FDA before B-VEC, KB 105 or any of our product candidates can obtain marketing approval. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. In order to obtain approval, we will need to ensure that all our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

In addition, the manufacturing process used to produce our product candidates is complex, novel and has not been validated for commercial use. In order to produce enough quantities of our product candidates for future clinical trials and initial US commercial demand, we will need to increase the scale of our manufacturing process. The production of our product candidates requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that B-VEC is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

Although we have established our own B-VEC and KB105 manufacturing facility, we may need to utilize third parties to conduct our product manufacturing for the near future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.

Even if we obtain the validation from the FDA of our cGMP manufacturing facility, we intend to maintain third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture B-VEC in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions of other product candidates or the clinical trials required for approval of B-VEC. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of B-VEC and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce B-VEC on schedule and could, therefore, harm our results of operations and cause reputational damage.

Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of B-VEC could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Risks related to commercialization of our product candidates

If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.

We currently have a small market development organization. To successfully commercialize B-VEC and KB105, if approved, we plan to expand our capabilities to promote market access and build awareness. To successfully commercialize any other products that may result from our development programs, we will need to further expand our market development organization, either on our own or with a third party. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding any of our product candidates with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential products. If any of our product candidates is approved but fails to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenues from such product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well- publicized adverse events, including cases of leukemia and death seen in trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Our success also will depend upon physicians who specialize in the treatment of DEB prescribing treatments that involve the use of B-VEC and KB105, respectively, in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of B-VEC or demand for any product candidate we may develop. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of B-VEC, stricter labeling requirements for B-VEC if approved and a decrease in demand for B-VEC.

If the market opportunities for B-VEC or our future product candidates are smaller than we believe they are, our product revenues may be adversely impacted, and our business may suffer.

We are currently focusing our research and product development efforts on B-VEC for DEB. Our understanding of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with B-VEC, are based on estimates in published literature. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected or these patients may not be otherwise amenable to treatment with B-VEC or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive B-VEC less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

The commercial success of B-VEC, KB105, and any future product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting B-VEC and KB105. Even with the requisite approvals from the FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of B-VEC and KB105 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and B-VEC and KB105 in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and B-VEC and KB105, if approved for commercial sale, will depend on several factors, including:

•	the efficacy and safety of B-VEC and KB105 as demonstrated in clinical trials;
•	the efficacy, potential and perceived advantages of B-VEC or KB105 over alternative treatments, if available;
•	the cost of B-VEC or KB105 relative to alternative treatments, if any are available;
•	the clinical indications for which B-VEC and KB105 are approved by the FDA or the European Commission;
•	the willingness of physicians to prescribe new therapies;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	relative convenience and ease of administration;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the availability of products and their ability to meet market demand;
•	publicity concerning our product candidates or competing products and treatments;
•	any restrictions on the use of our products together with other medications; and
•	favorable third-party payor coverage and adequate reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched.

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for B-VEC or KB105, if approved, or any of our other product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.

We expect that coverage and reimbursement of pharmaceutical may be increasingly restricted both in the US and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Drug pricing by pharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the US and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the US Specifically, there have been several recent US Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render our product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our future products, which would adversely affect our anticipated revenue and results of operations.

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. It also can take a significant amount of time after approval of a product to secure pricing and reimbursement for such product in many counties outside the United States. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.

Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.

Ethical, legal and social issues related to genetic testing may reduce demand for our products candidate, if approved.

We anticipate that prior to receiving certain gene therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate based on genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities prohibiting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for our product candidates, if approved.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for them outside of the United States, which would limit our market opportunities and adversely affect our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of B-VEC or other future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product candidates, if approved, is also subject to approval. We intend to submit a marketing authorization application to the EMA for approval of B-VEC in the EU but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EU also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of B-VEC or our future product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.

Risks Related to Our Business Operations

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates based on our gene therapy platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Although certain of our product candidates are currently in clinical or preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain enough numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

Our future success depends on our ability to retain key employees and scientific advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on members of our management team, the loss of whose services may adversely impact the achievement of our objectives. Our employees and scientific advisors are at-will employees and consultants, and the loss of one or more of them might impede the achievement of our research, development and commercialization objectives.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the US pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Further, on December 14, 2018, US Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the ACA.

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

Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biologic products that are demonstrated to be “highly similar” or “biosimilar or interchangeable” with an FDA-approved biologic product. This new pathway could allow competitors to reference data from biologic products already approved after 12 years from the time of approval. This could expose us to potential competition by lower cost biosimilars even if we commercialize a product candidate faster than our competitors. Moreover, the creation of this abbreviated approval pathway does not preclude or delay a third party from pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical trial data. Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the time for Medicare contractors to recoup Medicare overpayments to providers from three to five years. Additionally, there have been several recent US Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The current administration’s Blueprint contains certain measures that the US Department of Health and Human Services is already working to implement. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additional changes may affect our business, including those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse enforcement, and expansion of new programs, such as Medicare payment for performance initiatives.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for B-VEC and KB105 or additional pricing pressures and may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for B-VEC and KB105 and begin commercializing it in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The PPACA amended the intent requirement of the federal Anti-Kickback Statute to clarify that a person or entity does not have to have actual knowledge of this statute or specific intent to violate it;

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

Although we maintain workers’ compensation insurance for certain costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

We also may incur substantial costs to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the U.S. presidential election and the impact of health and safety concerns, such as the current coronavirus outbreak. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all our current supply of B-VEC and KB105 is located at our manufacturing facility in Pittsburgh, Pennsylvania.  We were are in the early stages of constructing an additional manufacturing facility and establishing a relationship with a third-party contract manufacturer as a back-up supplier for the commercial supply of our products, if necessary. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain adequate US and foreign patent protection for our product candidates, including B-VEC and KB105, any future product candidates we may develop, and/or our STAR-D platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to B-VEC, KB105, additional product candidates in our pipeline, current and future innovations related to our STAR-D platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have four issued patents in the United States: (1) US patent No. 9,877,990, covering, in part, pharmaceutical formulations comprising our lead clinical product B-VEC, as well as  methods of its use for treating wounds, disorders, and diseases of the skin, which we refer to as the ’990 patent; US patent No. 10,155,016 which covers pharmaceutical compositions containing B-VEC formulated for myriad routes of administration; (3) US patent No. 10,441,614 covering aspects of our STAR-D platform technology, and its uses in delivering any gene of interest to the skin; and (4) US patent No. 10,525,090, covering pharmaceutical compositions comprising our second clinical product candidate, KB105, and methods of its use for treating TGM1-deficient autosomal recessive congenital ichthyosis. Furthermore, we have seven international patent applications filed in accordance with the Paris Cooperation treaty directed to multiple discovery, preclinical, and clinical programs, including both B-VEC and KB105, as well as multiple patent applications filed in foreign jurisdictions stemming from these international applications. B-VEC is also the subject of patents granted in both Australia and Europe.

Even if we are granted the patents we are currently pursuing, they may not issue in a form that will provide us with the full scope of protection we desire, they may not prevent competitors or other third parties from competing with us, and/or they may not otherwise provide us with a competitive advantage. Our competitors, or other third parties, may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, there is no assurance that the ’990 patent, or any other patent we are granted, will prevent third parties from developing competing technologies. Moreover, our patent estate, including the ’990 patent, does not preclude third parties from having intellectual property rights that could interfere with our freedom to use our platform for dermatological indications. Even assuming patents issue from our pending and future patent applications, changes in either the patent laws or interpretation of the patent laws in the United States and foreign jurisdictions may diminish the value of our patents or narrow their scope of protection.

We also may not be aware of all third-party intellectual property rights potentially relating to technologies similar to our own. Publications of discoveries in the scientific literature often lag their actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, it is impossible to be certain that we were the first to develop the specific technologies as claimed in any owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on each and every one of our product candidates, current and future innovations related to our STAR-D platform, and our institutional knowledge in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States may differ in scope from those eventually granted in the United States. Thus, in some cases, we will not have the opportunity to obtain patent protection for certain technologies in some jurisdictions outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products. Such challenges in enforcing rights in these countries could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our current and future patent rights in foreign jurisdictions could result in substantial costs and may divert our efforts and attention from other aspects of our business; could put our patents at risk of being invalidated or interpreted narrowly; could put any future patent applications, including continuation and divisional applications, at risk of not issuing; and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce any intellectual property rights around the world stemming from intellectual property that we develop may be inadequate to obtain a significant commercial advantage in these foreign jurisdictions.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third party asserts are infringed by the manufacture, use, sale, or importation of our products. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to B-VEC, KB105, or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before the USPTO. For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.

There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patents or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our products, including B-VEC. In order to successfully challenge the validity of any such US patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such US patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such US patent. In such a hypothetical situation, there is no assurance that a court of competent jurisdiction would find that B-VEC, KB105, or our other product candidates or technologies do not infringe a third-party patent.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcomes are uncertain. If we are found, or believe there is a risk that we may be found, to infringe a third party’s valid and enforceable intellectual property rights, we could be required (or may choose) to obtain a license from such a third party to continue developing, manufacturing and marketing our technologies. However, we may not be able to obtain any required license on commercially reasonable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and further, it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technologies, including B-VEC. We also could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our technologies, including B-VEC, or force us to cease some or all our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming. Competitors may infringe our current or future patents, should such patents issue, or we may be required to defend against claims of infringement or other unauthorized use of intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities.

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

Changes in US patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included several significant changes to US patent law, including provisions that affected the way patent applications are prosecuted, and altered strategies regarding patent litigation. These provisions also switched the United States from a “first-to-invent” system to a “first-to-file” system, allowed third-party submissions of prior art to the USPTO during patent prosecution, and set forth additional procedures to attack the validity of a patent through various post grant proceedings administered by the USPTO. As patent reform legislation can inject serious uncertainty into the patent prosecution and litigation processes, it is not clear what impact future patent reform legislation will have on the operation of our business. However, such future legislation, and its implementation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Moreover, the patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain given the ever evolving and constantly shifting nature of precedential patent cases decided by both the US Court of Appeals for the Federal Circuit and the US Supreme Court. We cannot assure you that our efforts to seek patent protection for our technology and product candidates will not be negatively impacted by the future court decisions or changes in guidance or procedures issued by the USPTO. These decisions, and any guidance issued by the USPTO (or changes thereto), could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property rights in the future.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We currently have not registered our trademarks and trade names. Once trademarks or trade names have been registered, they may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which are important for building name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. There also could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to patents, trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Intellectual property rights and regulatory exclusivity rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make gene therapy products that are similar to our product candidates but that are not covered by the claims of our current patents, or of patents that we may own or license in the future;

•	we, or any future license partners or collaborators, might not have been the first to file patent applications covering certain aspects of the concerned technologies;
•

others may independently develop similar or alternative technologies, or duplicate any of our technologies, potentially without falling within the scope of our current or future issued claims, thus not infringing our intellectual property rights;

•	it is possible that our filed or future patent applications will not lead to issued patents;
•	issued patents to which we currently hold rights or to which we may hold rights in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•	others may have access to any future intellectual property rights licensed to us on a non-exclusive basis;
•

our competitors might conduct research and development activities in countries where we do not have or pursue patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents or other intellectual property rights of others may have an adverse effect on our business; and
•	we may choose not to file a patent application covering certain of our trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

As of December 31, 2019, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 24% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies specifically has experienced extreme volatility that has often been unrelated to the operating performance of such companies. As a result of this volatility, you may not be able to sell your common stock at or above the price that you paid for it. The market price of our common stock may be influenced by many factors, including:

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

We will continue to incur costs as a result of becoming a public company, and such costs may increase if and when we cease to be an “emerging growth company.”

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company until the end of 2022, after which, we will incur additional costs applicable to public companies that are not emerging growth companies.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. After we are no longer an emerging growth company under the JOBS Act, beginning no later than our year ending December 31, 2023, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

We have broad discretion in the use of our cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Below is a summary of our leased properties as of December 31, 2019:

We lease approximately 25,000 square feet of combined laboratory and office space in Pittsburgh, Pennsylvania that we use for our research, development and manufacturing efforts. This lease expires in February 2027.

On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area.  The 100,000 square foot facility is under construction and is expected to be completed by early 2021.  The lease will commence when the space is available for access, which is anticipated to be in the second half of 2020, and has an initial term that lasts until October 31, 2035.

Item 3. Legal Proceedings.

We are not a party to any litigation that is expected to result in a material loss.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “KRYS” since September 20, 2017. Prior to that time, there was no public market for our common stock.

On February 28, 2020, there were five stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.  The closing price of our common stock was $53.45 per share as of February 28, 2020 as reported on the Nasdaq Capital Market.

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

There were no repurchases of shares of common stock made during the year ended December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans are hereby incorporated by reference to our Definitive Proxy Statement.

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2019. Prior to the fourth quarter of 2019, sales of unregistered securities, if any, were previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during 2019.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index commencing on September 20, 2017 (the date our common stock began trading on The Nasdaq Stock Market) and continuing through December 31, 2019. The graph assumes our closing sale price on September 20, 2017 of $10.64 per share as the initial value of our common stock for indexing purposes. Points on the graph represent the performance as of the last business day of each of the months indicated.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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

Trade Date	Krystal Biotech, Inc.	Nasdaq Composite	Nasdaq Biotech Index
9/20/2017	100.00	100.00	100.00
9/29/2017	93.70	100.62	100.28
10/31/2017	93.05	104.21	94.45
11/30/2017	98.68	106.47	94.96
12/29/2017	98.87	106.93	96.36
1/31/2018	93.80	114.80	103.07
2/28/2018	94.74	112.65	97.55
3/29/2018	94.83	109.41	96.30
4/30/2018	90.32	109.45	93.44
5/31/2018	96.71	115.27	97.82
6/29/2018	139.76	116.33	99.14
7/31/2018	154.61	118.83	105.26
8/31/2018	154.51	125.61	110.32
9/28/2018	165.23	124.63	110.11
10/31/2018	193.70	113.16	94.04
11/30/2018	238.53	113.55	98.45
12/31/2018	195.30	102.78	87.38
1/31/2019	217.29	112.79	99.08
2/28/2019	210.15	116.67	101.73
3/29/2019	309.21	119.72	100.83
4/30/2019	307.80	125.39	95.97
5/31/2019	295.30	115.44	90.12
6/28/2019	378.48	124.01	98.41
7/31/2019	451.22	126.63	95.38
8/30/2019	422.93	123.34	92.86
9/30/2019	326.36	123.90	89.79
10/31/2019	386.00	128.44	96.74
11/29/2019	531.11	134.22	107.80
12/30/2019	541.64	138.57	108.32

Item 6. Selected Financial Data.

The following selected financial data of the Company for each of the periods indicated are derived from the Company’s audited consolidated financial statements. The financial statements of the Company as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, and the related reports of the independent registered public accounting firm are included elsewhere in this Annual Report on Form 10-K. The data presented below should be read in conjunction with the Company’s financial statements, the notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
(In thousands, except shares and per share data)	2019	2018	2017	2016
Expenses
Research and development	$15,616	$7,761	$3,208	$741
General and administrative	6,465	4,155	1,564	402
Total operating expenses	22,081	11,916	4,772	1,143
Loss from operations	(22,081)	(11,916)	(4,772)	(1,143)
Other Expense
Interest and other income, net	2,993	1,027	(3,148)	(7)
Total interest and other income	2,993	1,027	(3,148)	(7)
Net loss	(19,088)	(10,889)	(7,920)	(1,150)
Net loss applicable to stockholders	$(19,088)	$(10,889)	$(7,920)	$(1,150)

Net loss attributable to common stockholders per share: Basic and diluted	$(1.20)	$(0.97)	$(1.48)	$(1.31)

Weighted-average common shares outstanding: Basic and diluted	15,901,083	11,203,081	5,360,536	877,490

	December 31,	December 31,	December 31,	December 31,
(In thousands)	2019	2018	2017	2016
Balance sheet data:
Cash and cash equivalents	$187,514	$103,670	$49,591	$1,923
Working capital	192,553	110,054	49,274	2,126
Total assets	209,023	116,116	50,114	2,182
Accrued expenses and other current liabilities	2,123	1,708	447	1
Related party promissory notes	—	—	—	698
Total liabilities	6,109	2,890	640	1,893
Total stockholders’ equity	$202,914	$113,226	$49,474	$289

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K. The risks and uncertainties can cause actual results to differ significantly from those forecast in forward-looking statements or implied in historical results and trends. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018 of the Company. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

We are a clinical stage gene therapy company dedicated to developing and commercializing novel treatments for patients suffering from skin diseases. We have developed a proprietary gene therapy platform, which we refer to as the Skin TARgeted Delivery platform, or STAR-D platform, that consists of a patented engineered viral vector based on herpes simplex virus 1, or HSV-1, and skin-optimized gene transfer technology, to develop off-the-shelf treatments for dermatological diseases for which we believe there are no known effective treatments. We are initially using the STAR-D platform to develop treatments for rare or orphan dermatological indications caused by the absence of or a mutation in a single gene, and plan to leverage our platform in the future to expand our pipeline to include other indications and skin conditions.

Our lead clinical product candidate, B-VEC (beremagene geperpavec, previously “KB103”) is our proprietary gene therapy candidate therapy for the treatment of dystrophic epidermolysis bullosa, or DEB, a rare and severe genetic disease, for which there is currently no approved treatment.

In October 2019, we announced positive results from our Phase 1/2 clinical trial of B-VEC at Stanford University. Safety data from all patients showed that B-VEC was well tolerated with no serious adverse events (SAEs) reported. For more information on the B-VEC Phase 1/2 clinical trial, visit:

http://ir.krystalbio.com/news-releases/news-release-details/krystal-biotech-announces-final-update-phase-12-clinical-trial.

We anticipate commencing pivotal Phase 3 FDA trials in the first half of 2020.

The FDA and the European Medicines Agency, or EMA, have each granted B-VEC orphan drug designation for the treatment of DEB. In addition, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT to B-VEC.  The designation includes all the benefits of the FDA's Fast Track and Breakthrough Therapy designations and enables the ability to work more closely and frequently with the FDA to discuss surrogate or intermediate endpoints to support the potential acceleration of approval and satisfy post-approval requirements. The EMA granted PRIority MEdicines, or PRIME, eligibility for B-VEC to treat DEB. Through PRIME, the EMA offers enhanced support to medicine developers including early interaction and dialogue, and a pathway for accelerated evaluation by the agency.  B-VEC is also eligible during the FDA marketing process to apply for a Rare Pediatric Disease Priority Review Voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product.

Our second pipeline candidate, KB105, is currently in a Phase 1/2 clinical trial for treatment of patients with deficient autosomal recessive congenital ichthyosis, or ARCI, which is associated with transglutaminase 1, or TGM-1. There are currently no treatments for this disease that affects approximately 20,000 patients worldwide. The FDA has granted KB105 orphan drug designation and rare pediatric designation for the treatment of ARCI. KB105 is also eligible during the FDA marketing process to apply for a Rare Pediatric Priority Review Voucher.  We anticipate announcing interim clinical results from the on-going trial in 1H 2020.

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

On November 1, 2017, the Company entered into a stock purchase agreement with Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation (“EBMRF”), and EB Research Partnership, Inc., a New York not-for-profit corporation (“EBRP” and together with EBMRF, the “Purchasers”), pursuant to which the Company agreed to issue and sell, and the Purchasers agreed to purchase, an aggregate of 70,000 shares of the Company’s common stock, par value $0.00001 per share, for a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of $770 thousand.

On January 16, 2018, the United States Patent and Trademark Office or USPTO granted US patent No. 9,877,990 to the Company which covers compositions comprising herpes simplex viral or HSV vectors and methods of using the same for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin in a subject.

On August 16, 2018, the Company entered into a stock purchase agreement with Frazier Life Sciences for the private placement of 625,000 shares of the Company’s common stock at $16.00 per share. The private placement yielded gross proceeds of $10 million and closed on August 17, 2018.

On October 23, 2018, the Company completed a public offering of 3,450,000 shares of its common stock at a price to the public of $20.00 per share, which includes the sale of 450,000 shares of the Company’s common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares. Net proceeds were approximately $64.3 million from the public offering after underwriter discounts, commissions and other offering expenses payable by the Company.

In January 2019, we completed the construction of our own commercial scale current good manufacturing practice or cGMP-compliant manufacturing facility, ANCORIS, to enhance supply chain control, increase supply capacity for clinical trials and ensure commercial demand is met in the event that B-VEC receives marketing approval.  We intend to use our cGMP manufacturing process for all clinical and commercial production of B-VEC.

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock to the public at $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $220 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand.

On September 27, 2019, the Company announced the granting of a new patent for its lead product candidate, B-VEC, after receiving a Notice of Acceptance from IP Australia for patent application number 2016401692. This represents the company’s first foreign patent and a Notice of Acceptance appeared in the Australian Official Journal of Patents on October 3, 2019. This patent covers pharmaceutical compositions comprising B-VEC, as well as to medical uses thereof, e.g., in the treatment of wounds, disorders, or diseases of the skin, particularly those found in epidermolysis bullosa patients.  In addition, the United States Patent and Trademark Office (USPTO) announced a new US patent for B-VEC that covers the STAR-D, for skin-targeted therapeutics, as well as methods of its use for delivering any effector of interest to the skin.

On January 21, 2020, the Company announced the appointment of Jennifer Chien to the newly created position of chief commercial officer, effective January 20, 2020. Ms. Chien has more than 20 years of commercial leadership experience in the biopharmaceutical industry, most recently having served as vice president, head of genetic diseases at Sanofi Genzyme.

On January 24, 2020, we announced the ground breaking of the second commercial gene therapy facility in Findlay Township, Pennsylvania. The Findlay-based GMP facility, named ASTRA, will have the capacity to produce commercial gene therapy medicines to treat patients suffering from debilitating rare diseases.  The ASTRA facility will initially be used as a commercial back up facility for B-VEC, which is being developed for the treatment of dystrophic epidermolysis bullosa, a rare and devastating skin disorder, and expand to produce investigational and commercial material for our pipeline products. The 100,000 square foot facility will be built-out and validated with an expected completion date by early 2021.

At December 31, 2019, our cash, cash equivalents and short-term investments balance was approximately $193.7 million. Since operations began, we have incurred operating losses. Our net losses were $19.1 million and $10.9 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, we had an accumulated deficit of $39.0 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of B-VEC, KB105 and planned preclinical studies for our other product candidates, or our operations. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch B-VEC, KB105 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize this or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.

Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our B-VEC and KB105 product candidates;
•	increase research and development-related activities for the discovery and development of our pipeline product candidates;
•	continue our research and development efforts internally;
•	manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support our product development and commercialization efforts; and
•	increase activities leading up to the potential commercial launch of our B-VEC, KB105 and other product candidates.

We do not expect to generate any product revenues until 2022, at the earliest, assuming we receive marketing approval for B-VEC on the schedule we currently contemplate. While we are in the process of building out our internal vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our products, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

We expect our research and development expenses will increase as we continue the manufacture of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we begin our planned pivotal Phase 3 clinical trial for B-VEC, conduct our ongoing Phase 1/2 clinical trial for KB105, and incur pre-clinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of this clinical trial, and, as a result, the actual costs to complete this planned clinical trial may exceed the expected costs.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net for year ended December 31, 2019 consisted primarily of interest earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates which include, but are not limited to, estimates related to clinical trial and contract manufacturing prepayments and accruals, stock-based compensation expense, and reported amounts of related expenses during the period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Stock-Based Compensation

We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718, to account for stock-based compensation for employees and ASC 718 and ASC 505, Equity, or ASC 505, for non-employees for 2018. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. Stock compensation related to non-employee awards is re-measured in 2018 at each reporting period until the awards are vested. Described below is the methodology we have utilized in measuring stock-based compensation expense.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a company with a limited operating history, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with characteristics similar to us. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. For non-employee grants, we use an expected term equal to the remaining contractual term of the award in 2018. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the US Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Under ASC 718, we elected to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. During the years ended December 31, 2019 and 2018, our estimated annual forfeiture rate was 10% and 0%, respectively.

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

Results of Operations

Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,			Change
(in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Expenses
Research and development	$15,616	$7,761	$3,208	$7,855	$4,553
General and administrative	6,465	4,155	1,564	2,310	2,591
Total operating expenses	22,081	11,916	4,772	10,165	7,144
Loss from operations	(22,081)	(11,916)	(4,772)	(10,165)	(7,144)
Other Expense
Interest and other income, net	2,993	1,027	(3,148)	1,966	4,175
Total interest and other income, net	2,993	1,027	(3,148)	1,966	4,175
Net loss	$(19,088)	$(10,889)	$(7,920)	$(8,199)	$(2,969)

Research and Development Expenses

Research and development expenses increased $7.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Higher research and development expenses were due to increases in professional services related to outsourced manufacturing, in-vivo and clinical studies of $2.3 million, payroll, employee benefits and stock-based compensation of $1.9 million due to an increase in headcount as we scaled up our research and development efforts for our 2 leading product candidates, B-VEC and KB105, lab supplies of $2.2 million, and other research and development expenses of $1.5 million.

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

General and Administrative Expenses

General and administrative expenses increased $2.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Higher general and administrative spending was due largely to increases in legal and professional services of $184 thousand, payroll, employee benefits and stock-based compensation costs of $1.5 million, insurance expenses of $242 thousand, and other administrative costs of $434 thousand.

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

Interest and Other Income (Expense), Net

Interest and other income for the year ended December 31, 2019 was $3.0 million and consisted of interest income earned from our cash, cash equivalents, short-term and long-term investments. Interest and other income, net, for the year ended December 31, 2018 was $1.0 million and consisted of interest income earned from our cash, cash equivalents and short-term investments. This increase was due to our increased cash position in 2019 as compared to 2018.

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

Liquidity and Capital Resources

Overview

At December 31, 2019 and 2018, we had accumulated deficits of $39.0 million and $20.0 million, respectively.

We believe that our cash, cash equivalents and short-term investments of approximately 193.7 million as of December 31, 2019 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-K. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all.

We have funded our operations principally from the sale of common stock in public and private placement offerings as outlined below:

•

In June 2019, we received net proceeds of approximately $107.1 million from our public offering after deducting underwriting discounts and commissions and other offering expense payable by the Company.

•	In October 2018, we received net proceeds of approximately $64.3 million from our public offering after underwriter discounts, commissions and other offering expenses payable by the Company.
•	In August 2018, we closed the sale of common stock in a private placement to Frazier Life Sciences for gross proceeds of $10 million.
•	In November 2017, we closed the sale of common stock in a private placement for gross proceeds of $770 thousand.
•	On September 22, 2017, we received net proceeds of approximately $40.7 million from our initial public offering
•

In August 2017, we closed the sale of preferred stock to a single investor for aggregate proceeds of $7.0 million, and the sale of 130,590 shares of our common stock with a party related to a member of our board of directors for aggregate proceeds of $1.0 million.

•	Prior to August 2017, we had received $1.4 million in gross proceeds from the issuance of equity securities and $4.1 million in gross proceeds from debt financings.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2019 will be sufficient to fund our planned operations and to enable us to complete our planned pivotal Phase 3 clinical trial for B-VEC and our ongoing Phase 1/2 clinical trial for KB105. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, manufacturing, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, results and costs of our ongoing Phase 1/2 clinical trial for KB105;
•	the progress, timing and costs of manufacturing of B-VEC for our planned pivotal Phase 3 clinical trials;
•	the continued development and the filing on an Investigational New Drug, or IND, application for future product candidates;
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
•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for B-VEC, KB105 or any other product candidates we may develop;

•

the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;

•

the costs of commercialization activities for B-VEC, KB105 and other product candidates if we receive marketing approval for B-VEC, KB105 or any other product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, if any, revenue received from commercial sale of B-VEC, KB105 or our other product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

We expect that we will need to obtain substantial additional funding in order to receive regulatory approval and to commercialize B-VEC or any other product candidates, including KB105. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of B-VEC, KB105 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to B-VEC or KB105 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

58

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(18,713)	$(9,445)
Net cash used in investing activities	(4,968)	(10,323)
Net cash provided by financing activities	107,525	73,847
Net increase in cash	$83,844	$54,079

Operating Activities

Net cash used in operating activities for the year December 31, 2019 was $18.7 million and consisted primarily of a net loss of $19.1 million adjusted for non-cash items of depreciation of $748 thousand, stock-based compensation expense of $1.2 million, loss on disposals of fixed assets of $67 thousand, amortization of right-of-use asset of $226 thousand, and cash used by net decreases in operating assets and liabilities of $1.9 million.

Net cash used in operating activities for the year ended December 31, 2018 was $9.4 million and consisted primarily of a net loss of $10.9 million adjusted for non-cash items of depreciation and stock-based compensation expense of $933 thousand and a net decrease in operating assets and liabilities of approximately $511 thousand.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $5.0 million and consisted primarily of purchases of $8.6 million of short-term available-for-sale investment securities, proceeds of $10.5 million from maturities of short-term investments, purchases of $497 thousand of long-term investments, expenditures of $6.4 million for the build-out of our GMP facility and purchases of computer and laboratory equipment.

Net cash used in investing activities for the year ended December 31, 2018 was $10.3 million and consisted primarily of purchases of $8.1 million of short-term available-for-sale investment securities, expenditures of $2.2 million for the build-out of our new GMP facility and purchases of computer and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $107.5 million and was primarily from net proceeds of $107.1 million after underwriter discounts and other offering expenses payable by the Company from a follow-on public offering of 2,853,946 shares of common stock at a price of $40.00 per share, which includes the sale of 353,946 shares of the Company’s common stock pursuant to the underwriters’ exercise of their option to purchase additional shares.

Net cash provided by financing activities for the year ended December 31, 2018 was $73.8 million and was primarily form net proceeds of $64.3 million after underwriter discounts, commissions and other offering expenses payable by the Company from a follow-on public offering of 3,450,000 shares of common stock at a price of $20.00 per share, which includes the sale of 450,000 shares of the Company’s common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares, and an August 2018 private placement of 625,000 shares of the Company’s common stock at $16.00 per share resulting in gross proceeds of $10.0 million, partially offset by transactions costs of $450 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

59

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2019 (in thousands):

		Less than	Years	Years	More Than
	Total	1 year	1-3	4-5	5 Years
Future minimum operating lease payments (1)(2)	$19,943	$3,029	$2,743	$2,854	$11,317
Obligation to contract manufacturing organization	$3,264	$3,264	$—	$—	$—

(1)	We lease approximately 25,000 square feet of office and laboratory space at 2100 Wharton St., Suite 701, Pittsburgh, Pennsylvania. The lease expires February 2027.
(2)

On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area.  The 100,000 square foot facility is under construction and is expected to be completed by early 2021.  The lease will commence when the space is available for access, which is anticipated to be in the second half of 2020, and has an initial term that lasts until October 31, 2035. A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020.  The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease.

Recent Accounting Pronouncements

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. The amended guidance is effective for us commencing in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Stockholders’ Equity in the quarterly financial statements for the year ended December 31, 2019 and 2018.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) (“ASU 2018-13”) which removes, modifies and adds disclosure requirements on fair value measurements.  ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for us beginning in the first quarter of 2020.  Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

In June 2018, the FASB issued ASU 2018-07 - Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The amended guidance is effective for us beginning in the first quarter of 2019.  Early adoption is permitted. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASC 842 - Leases (“ASC 842”), which replaces the existing lease accounting standards. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance (also referred to as capital) leases or operating leases. Both finance leases and operating leases with terms longer than 12 months will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. ASC 842 was effective for the Company beginning in the first quarter of 2019. The Company generally does not finance purchases of equipment but does lease office and lab facilities. The adoption of this amended guidance resulted in $1.1 million of right-of-use asset and $1.4 million of lease liability being recognized on the consolidated balance sheet as of January 1, 2019.

60

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of approximately $193.7 million and long-term investment of $497 thousand at December 31, 2019, which consist primarily of money market funds, bank deposits, US Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

61

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Krystal Biotech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Krystal Biotech, Inc. (“Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for lease agreements as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, under the modified retrospective method.

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

San Diego, California

March 10, 2020

Krystal Biotech, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except shares and per share data)	2019	2018

Assets
Current assets
Cash and cash equivalents	$187,514	$103,670
Short-term investments	6,171	8,091
Prepaid and other current assets	2,195	889
Total current assets	195,880	112,650
Property and equipment, net	8,475	3,014
Long-term investments	497	—
Right-of-use asset	2,709	—
Other noncurrent assets	1,462	452
Total assets	$209,023	$116,116
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$724	$888
Accrued expenses and other current liabilities	2,123	1,708
Current portion of lease liabilities	480	—
Total current liabilities	3,327	2,596
Lease liabilities	2,782	—
Other noncurrent liabilities	—	294
Total liabilities	6,109	2,890
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at December 31, 2019 and 2018; 2,061,773 shares issued, and no shares outstanding at December 31, 2019 and 2018	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at December 31, 2019 and 2018; 17,354,310 and 14,428,916 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	241,951	133,183
Accumulated other comprehensive income	10	2
Accumulated deficit	(39,047)	(19,959)
Total stockholders' equity	202,914	113,226
Total liabilities and stockholders' equity	$209,023	$116,116

The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	December 31,
(In thousands, except share and per share data)	2019	2018
Expenses
Research and development	$15,616	$7,761
General and administrative	6,465	4,155
Total operating expenses	22,081	11,916
Loss from operations	(22,081)	(11,916)
Other Expense
Interest and other income, net	2,993	1,027
Net loss	(19,088)	(10,889)
Unrealized gain on available-for-sale securities	8	2
Comprehensive loss	$(19,080)	$(10,887)

Net loss per common share: Basic and diluted	$(1.20)	$(0.97)

Weighted-average common shares outstanding: Basic and diluted	15,901,083	11,203,081

The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.

Consolidated Statements of Stockholders' Equity

				Accumulated
(In thousands, except shares)	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2018	10,307,247	$—	$58,544	$—	$(9,070)	$49,474
Issuance of common stock	4,121,669	—	73,847	—	—	73,847
Stock-based compensation expense	—	—	792	—	—	792
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(10,889)	(10,889)

Balances at December 31, 2018	14,428,916	$—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock	2,925,394	—	107,529	—	—	107,529
Stock-based compensation expense	—	—	1,239	—	—	1,239
Unrealized gain on investments	—	—	—	8	—	8
Net loss	—	—	—	—	(19,088)	(19,088)

Balances at December 31, 2019	17,354,310	$—	241,951	$10	$(39,047)	$202,914

The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018
Operating Activities
Net loss	$(19,088)	$(10,889)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation	748	141
Stock-based compensation expense	1,239	792
Loss on disposals of fixed assets	67	—
Amortization of right-of-use asset, net	226	—
Increase (Decrease) in
Prepaids and other current assets	(891)	(321)
Accounts payable	(199)	112
Accrued expenses and other current liabilities	547	644
Other noncurrent liabilities	(1,362)	76
Net cash and cash equivalents used in operating activities	(18,713)	(9,445)

Investing Activities
Purchases of property and equipment	(6,399)	(2,234)
Purchases of short-term investments	(8,573)	(8,089)
Proceeds from maturities of short-term investments	10,501	—
Purchases of long-term investments	(497)	—
Net cash and cash equivalents used in investing activities	(4,968)	(10,323)

Financing Activities
Issuance of common stock, net	107,525	73,847
Net cash and cash equivalents provided by financing activities	107,525	73,847
Net increase in cash and cash equivalents	83,844	54,079

Cash and cash equivalents at beginning of year	103,670	49,591
Cash and cash equivalents at end of year	$187,514	$103,670

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$681	$721

The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements

1.	Organization

Krystal Biotech, Inc. and its consolidated subsidiaries (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical studies for aesthetic skin conditions.

We are a clinical-stage gene therapy company dedicated to developing and commercializing novel medicines for patients suffering from skin diseases. We have developed a proprietary gene therapy platform to develop off-the-shelf treatments for skin diseases for which we believe there are no known effective treatments. Our platform consists of a patented engineered viral vector based on the herpes simplex virus type 1 (“HSV-1”) containing skin-optimized gene transfer technology, which we refer to as the Skin TARgeted Delivery (“STAR-D”) platform. We are initially using our STAR-D platform to develop treatments for rare or orphan monogenic dermatological indications caused by the absence of or a mutation in a single gene. We plan to leverage our platform in the future to expand our pipeline to include non-monogenic dermatological indications and skin conditions.

Liquidity and Risks

As of December 31, 2019, the Company had an accumulated deficit of $39.0 million. With the net proceeds raised upon the close of our initial public offering (“IPO”) in September 2017, and as described in Note 7 “Capitalization”, a private placement in August 2018, two follow-on public offerings in October 2018 and June 2019, the Company believes that its cash, cash equivalents and short-term investments of approximately $193.7 million as of December 31, 2019 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-K. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the development of technological innovations by its competitors, risks of failure in clinical studies, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, accrued research and development expenses, the fair value of financial instruments, incremental borrowing rate for lease liability, and the valuation allowance included in deferred income taxes calculations.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and investments. The Company’s policy is to invest its cash and cash equivalents in money market funds, certificate of deposits and various bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets which may be in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of money market funds and bank deposits. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Investments with maturities of greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of US Treasury bills and certificates of deposit. Investments with maturities of greater than one year are classified as long-term investments on the consolidated balance sheets and consist of certificates of deposit. Accrued interest on US Treasury bills and certificates of deposit are also classified as short-term investments.

As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the consolidated balance sheets.

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

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

There have been no significant changes to the valuation methods utilized by the Company during the periods presented. There have been no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The carrying amounts of financial instruments consisting of cash and cash equivalents, short-term investments, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities. Marketable securities are classified as long-term investments if the Company has the ability and intent to hold them and such holding period is longer than one year. The Company classifies all its investments as available-for-sale.

Our available-for-sale short-term and long-term investments, which consist of US Treasury bills and certificates of deposit, are considered to be Level 2. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

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

Computer equipment and software	3 years
Lab equipment	3 to 7 years
Furniture and fixtures	3 years
Leasehold improvements	shorter of 8 years and remaining life of lease

Construction-in-progress is not depreciated until the asset is placed in service.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value may not be recoverable. An impairment loss would be recognized when estimated when future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the years ended December 31, 2019 and 2018.

Leases

We have entered into a lease agreement for our laboratory and office space. As described below under "Recent Accounting Standards,” we adopted ASC 842 – Leases as of January 1, 2019. Pursuant to ASC 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASC 842, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligation represents our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at our adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The Company adopted the New Leasing Standards as of the effective date of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Comparative periods in the Company's financial statements will be presented in accordance with the previous guidance under ASC Topic 840, Leases. Upon adoption, the Company took advantage of the transition package of practical expedients permitted within ASC 842, which allowed the Company not to reassess previous accounting conclusions around whether arrangements are, or contain, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet.

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

Prior to our adoption of ASC 842, when our lease agreements contained tenant improvement allowances and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where the lessor granted us leasehold improvement allowances that reduced our lease expense, we capitalized the improvements as incurred and recognized deferred rent, which was amortized over the shorter of the lease term or the expected useful life of the improvements.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations based on their grant-date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term. Beginning in the first quarter of 2019, the Company adopted ASU 2018-07 - Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which no longer required non-employee stock options to be periodically revalued. The adoption of this amended guidance did not have a material effect on our consolidated financial statements.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; and (iv) expected dividends. Due to the lack of sufficient history and trading volume of our Common Stock and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. Beginning in the first quarter of 2019, the expected term of non-employee stock options also used the “simplified” method. Prior to the first quarter of 2019, the expected term for non-employee awards was the remaining contractual term of the option. The risk-free interest rates are based on the US Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company is also required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from its estimates. Beginning in the first quarter of 2019, the Company used historical data to estimate forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. Prior to the first quarter of 2019, the forfeiture rate was estimated to be zero. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised.

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

Prior to the first quarter of 2019, share-based payments issued to non-employees were recorded at their fair values, and were periodically revalued as the equity instruments vested and were recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity, and were expensed ratably over the vesting term.

Income Taxes

For the year ended December 31, 2019 income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, we record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2019.  We intend to maintain valuation allowances until sufficient evidence exists to support its reversal.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2019, the Company did not have any significant uncertain tax positions.

The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Company’s consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In August 2018, the SEC issued a final rule to simplify certain disclosure requirements. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. In August and September 2018, further amendments were issued to provide implementation guidance on adoption of the SEC rule and transition guidance for the new interim stockholders’ equity disclosure. The amended guidance is effective for us commencing in the first quarter of 2019. The adoption of this amended guidance resulted in us disclosing the Condensed Consolidated Statements of Stockholders’ Equity in the quarterly financial statements for the year ended December 31, 2019 and 2018.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) (“ASU 2018-13”) which removes, modifies and adds disclosure requirements on fair value measurements.  ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance is effective for us commencing in the first quarter of 2020.  Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this guidance.

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

In June 2018, the FASB issued ASU 2018-07 - Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The amended guidance is effective for us commencing in the first quarter of 2019.  The adoption of this amended guidance did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASC 842 - Leases (“ASC 842”), which replaces the existing lease accounting standards. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance (also referred to as capital) leases or operating leases. Both finance leases and operating leases with terms longer than 12 months will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. ASC 842 was effective for the Company beginning in the first quarter 2019. The Company generally does not finance purchases of equipment but does lease office and lab facilities. The adoption of this amended guidance resulted in a $1.1 million of right-of-use asset and $1.4 million of lease liability being recognized on the consolidated balance sheet as of January 1, 2019.

3.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Preferred stock and stock options are common share equivalents. There were 420,766 and  399,515 common stock equivalents outstanding as of December 31, 2019 and 2018, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect would be anti-dilutive for all periods presented.

(In thousands, except share and per share data)	Year Ended December 31,
	2019	2018
Numerator:
Net loss applicable to common stockholders	$(19,088)	$(10,889)
Denominator:
Weighted-average basic and diluted common shares	15,901,083	11,203,081
Basic and diluted net loss per common share	$(1.20)	$(0.97)

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

4. Fair Value Instruments

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$3	$—	$—	$3	$3	$—	$—
Money market instruments	187,511	—	—	187,511	187,511	—	—
Subtotal	187,514	—	—	187,514	187,514	—	—

Level 2:
U.S. government agency securities	1,747	6	—	1,753	—	1,753	—
Certificates of deposit	4,911	4	—	4,915	—	4,418	497
Subtotal	6,658	10	—	6,668	—	6,171	497

Total	$194,172	$10	$—	$194,182	$187,514	$6,171	$497

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$1	$—	$—	$1	$1	$—	$—
Money market instruments	103,669	—	—	103,669	103,669	—	—
Subtotal	103,670	—	—	103,670	103,670	—	—

Level 2:
U.S. government agency securities	989	8	—	997	—	997	—
Certificates of deposit	7,100	—	(6)	7,094	—	7,094	—
Subtotal	8,089	8	(6)	8,091	—	8,091	—

Total	$111,759	$8	$(6)	$111,761	$103,670	$8,091	$—

(1)The Company’s short-term marketable securities mature in one year or less.

(2)The Company’s long-term marketable securities mature between one and two years.

See Note 2 to these consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Construction-in-progress	$2,431	$2,259
Leasehold improvements	3,179	3
Furniture & fixtures	99	99
Computer equipment and software	45	40
Laboratory equipment	3,571	779
Total property and equipment	9,325	3,180
Accumulated depreciation and amortization	(850)	(166)
Property and equipment, net	$8,475	$3,014

Depreciation expense was $748 thousand and $141 thousand for the years ended December 31, 2019 and 2018, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued preclinical and clinical expenses	$991	$537
Accrued professional fees	72	41
Accrued payroll and benefits	510	348
Accrued taxes	40	154
Accrued construction in progress and laboratory equipment	491	589
Other current liabilities	19	39
Total	$2,123	$1,708

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

6.	Commitments and Contingencies

Significant Contracts and Agreements

Lease Agreement

In May 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease was amended to increase the area leased to approximately 31,000 square feet and to extend the expiration date to February 28, 2027, including 6,000 square feet relating to a month-to-month lease that we expect to utilize through the first quarter of 2020. As mentioned above in “Recent Accounting Pronouncements” in Note 2, the adoption of ASC 842 on January 1, 2019 for the 2016 Lease, as amended, resulted in a $1.1 million of right-of-use asset and $1.4 million of lease liability being recognized on the consolidated balance sheet as of January 1, 2019.

On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area.  The 100,000 square foot facility is under construction and is expected to be completed by early 2021.  The lease will commence when the space is available for access, which is anticipated to be in the second half of 2020, and has an initial term that expires on October 31, 2035. A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020.  The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease.

As of December 31, 2019, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2020	3,029
2021	1,358
2022	1,385
2023	1,413
2024	1,441
Thereafter	11,317
Total minimum lease payments, net	19,943

The Company recorded $669 thousand and $231 thousand in rent expense for the years ended December 31, 2019 and 2018, respectively.

Clinical Supply Agreements

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”). The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our product candidates, B-VEC and KB105 for clinic supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of December 31, 2019 under these agreements for the manufacturing of our drug product is approximately $3.6 million. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of any arrangements. The Company has incurred expenses under these agreements of $4.4 and $3.1 million for the years ended December 31, 2019 and 2018, respectively.

7.	Capitalization

Sale of Common Stock

On November 1, 2017, the Company entered into a stock purchase agreement (the “Agreement”) with the Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation (“EBMRF”), and EB Research Partnership, Inc., a New York not-for-profit corporation (“EBRP” and together with EBMRF, the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers an aggregate of 70,000 shares of the Company’s common stock, par value $0.00001 per share, for a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of $770 thousand (the “Transaction”). The proceeds are to be used exclusively to complete the research plan pursuant to the

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

Agreement. There are redemption features whereby the Company shall repurchase all or a portion of the shares at a purchase price of $11.00 per share or the closing trading price of the common stock on the redemption request date, whichever is higher, should the Company not commence work on or before September 1, 2018 or cease commercially reasonable efforts. The Company did commence work prior to September 1, 2018. As the Company does not intend to cease commercially reasonable efforts, the remaining redemption feature is within the control of the Company and consequently the issued common stock is classified as permanent equity. The offer, sale and issuance of the shares of the Company under the Agreement are exempt from registration pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.  The Transaction closed on November 2, 2017.

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

Follow-on Public Offerings

On October 23, 2018, the Company completed it’s a public offering of 3,450,000 shares of its common stock at a price to the public of $20.00 per share, which includes the sale of 450,000 shares of the Company’s common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares. The Chief Executive Officer and Chief Operating Officer each purchased 25,000 shares of the Company’s common stock at $20.00 per share as part of the public offering. Net proceeds to the Company from the offering were $64.3 million after deducting underwriting discounts and commissions of approximately $4.2 million, and other offering expenses of approximately $496 thousand payable by the Company.

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock to the public at $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $220 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market” equity offering program (“ATM Facility”) that had previously been put in place in March 2019. This program had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains suspended under this program .

8.	Stock-Based Compensation

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

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Balance at January 1, 2018	185,332	$3.91	9.0	$1,244
Granted	195,500	13.79
Exercised	(4,243)	2.46
Cancelled or forfeited	(19,500)	14.96
Balance at December 31, 2018	357,089	$8.73	8.8	$4,302
Granted	159,500	33.04
Exercised	(72,073)	6.08
Cancelled or forfeited	(23,750)	20.82
Balance at December 31, 2019	420,766	$17.71	8.4	$15,859
Exercisable at December 31, 2019	109,390	$7.52	7.6	$5,236

(1)	Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2019 and the exercise price of outstanding in-the-money options.

Options for 72,073 shares of our common stock with an intrinsic value of $3,777 thousand were exercised during the year ended December 31, 2019.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards and restricted stock awards to employees and non-employees in the consolidated statements of operations for the years ended December 31, 2019 and 2018 as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$578	$327
General and administrative	661	465
Total stock-based compensation	$1,239	$792

Stock Options Granted to Employees. The Company recorded stock-based compensation expense related to employees’ and board members’ stock options of $1,195 thousand and $739 thousand for the years ended December 31, 2019 and 2018, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018

Expected stock price volatility	72%	80%
Expected term of the award (years)	6.10	6.25
Risk-free interest rate	2%	3%
Exercise price	$33.36	$13.57
Forfeiture Rate	10%	0%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value per share of options granted to employees during the years ended December 31, 2019 and 2018 was $21.72 and $9.74, respectively.

There was $4.1 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 2.22 years as of December 31, 2019.

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

Stock Options Granted to Non-Employees. The Company recorded stock-based compensation expense related to non-employees’ stock options of $44 thousand and $53 thousand for the years ended December 31, 2019 and 2018, respectively.

There was $33 thousand of unrecognized stock-based compensation expense related to non-employees’ awards that is expected to be recognized over a weighted-average period of 0.91 years as of December 31, 2019.

There were no options granted to non-employees in the year ended December 31, 2019 or 2018.

Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards (“RSA”s) on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively. The RSAs vest ratably over a one-year period and had completely vested as of May 31, 2019. No RSAs were outstanding as of December 31, 2019. The fair value of each restricted stock was $10.30 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of $182 thousand and $255 thousand for the year ended December 31, 2019 and 2018, respectively, within general and administrative expenses in the accompanying consolidated statements of operations.

Stock options available to grant were 545,824 at December 31, 2019.

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

We did not record a current or deferred income tax expense or benefit for the years ended December 31, 2019 and 2018 due to the Valuation Allowance position. A reconciliation of income tax expense (benefit) computed at the statutory federal and state income tax rate for the year to income tax expense (benefit) as reflected in our financial statements for years ended December 31, 2019 and 2018 are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Federal income tax expense (benefit) at statutory rate	$(4,008)	$(2,287)
Change in valuation allowance	6,471	2,296
State income tax expense net of federal benefit	(1,522)	(913)
Prior period adjustment	(110)	852
Credits	(604)	(143)
Other non-deductible expenses	(223)	189
Other	(4)	6
Total tax expense (benefit)	$—	$—

Krystal Biotech, Inc.

Notes to Consolidated Financial Statements — Continued

The significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$9,934	$4,262
Stock compensation	140	77
Lease liability	945	—
Accrued expenses	144	123
Credits	820	143
Total deferred tax assets	11,983	4,605
Valuation allowance	(10,931)	(4,460)
Deferred tax assets	1,052	145
Deferred tax liabilities:
Depreciation	(3)	(42)
Right-of-use asset	(785)	—
Prepaid expenses	(261)	(102)
Unrealized loss on marketable securities	(3)	(1)
Total deferred tax liabilities	(1,052)	(145)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2019.

As of December 31, 2019, the Company had cumulative US federal NOL carryforwards of approximately $34.3 million. Of this amount, $5 million is available to offset future income tax liabilities and will expire in 2037, the remaining $29.3 million is available indefinitely to offset future income tax liabilities with no expiration period.

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

Our Chief Executive Officer and Chief Operating Officer of the Company each purchased   25,000 shares of common stock at the offering price of $20 per share in connection with our follow-on public offering in October 2018.

In December 2019 the Company advanced $420 thousand to a member of our management team to cover the personal payroll and income taxes on their taxable income from NSO exercises. This employee repaid the Company in the full amount on January 6, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act as of December 31, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and Chief Accounting Officer, do not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.2

Form of Indenture (including form of Debt Securities) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-227632), as filed with the SEC on October 1, 2018)

4.3*	Description of Common Stock
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

10.6#

Krystal Biotech, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 14, 2017)

Exhibit Number	Description
10.7#

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

10.10

Lease Agreement, dated as of May 26, 2016, by and between Wharton Lender Associates, L.P. and Krystal Biotech, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 7, 2017)

10.11

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

10.13*	Third amendment to Lease Agreement, dated as of May 31, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc.
10.14*	Fourth amendment to Lease Agreement, dated as of October 22, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc.
10.15*	Fifth amendment to Lease Agreement, dated as of December 10, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc.
10.16**	Lease Agreement, dated as of December 26, 2019, by and between Northfield I, LLC and Krystal Biotech, Inc.
21.1*	Subsidiaries of Krystal Biotech, Inc.
23.1*	Consent of Mayer Hoffman McCann P.C.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Certain information in Exhibit 10.16 has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it is both not material and would be competitively harmful if publicly disclosed. The Company undertakes to furnish, supplementally, a copy of the unredacted exhibit to the Securities and Exchange Commission upon request.

#	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

The Company has elected to not include a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on March 10, 2020.

KRYSTAL BIOTECH, INC.

By:	/s/ Krish S. Krishnan
Krish S. Krishnan President and Chief Executive Officer

By:	/s/ Kathryn A. Romano
Kathryn A. Romano Chief Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Krish S. Krishnan and/or Kathryn A. Romano as his or her true and lawful attorney-in-fact and agent, with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Krish S. Krishnan Krish S. Krishnan	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020

/s/ Kathryn A. Romano Kathryn A. Romano	Chief Accounting Officer (Principal Financial Officer)	March 10, 2020

/s/ Suma M. Krishnan Suma M. Krishnan	Chief Operating Officer and Director	March 10, 2020

/s/ Daniel S. Janney Daniel S. Janney	Director	March 10, 2020

/s/ R. Douglas Norby R. Douglas Norby	Director	March 10, 2020

/s/ Dino A. Rossi Dino A. Rossi	Director	March 10, 2020

/s/ Kirti Ganorkar Kirti Ganorkar	Director	March 10, 2020

/s/ Julian Gangolli	Director	March 10, 2020
Julian Gangolli