Form 10-Q
period 2020-03-31
Krystal Biotech, Inc.
filed 2020-05-04
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, there were 17,385,809 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Krystal Biotech, Inc.

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
(In thousands, except shares and per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$180,225	$187,514
Short-term investments	6,479	6,171
Prepaid expenses and other current assets	1,625	2,195
Total current assets	188,329	195,880
Property and equipment, net	10,264	8,475
Long-term investments	—	497
Prepaid rent	2,400	—
Right-of-use asset	2,633	2,709
Other non-current assets	1,505	1,462
Total assets	$205,131	$209,023
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$636	$724
Current portion of lease liability	509	480
Accrued expenses and other current liabilities	2,916	2,123
Total current liabilities	4,061	3,327
Lease liability	2,701	2,782
Total liabilities	6,762	6,109
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at March 31, 2020 (unaudited) and December 31, 2019; 2,061,773 shares issued, and no shares outstanding at March 31, 2020 (unaudited) and December 31, 2019	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at March 31, 2020 (unaudited) and December 31, 2019; 17,370,564 and 17,354,310 shares issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively	—	—
Additional paid-in capital	242,733	241,951
Accumulated other comprehensive income	24	10
Accumulated deficit	(44,388)	(39,047)
Total stockholders' equity	198,369	202,914
Total liabilities and stockholders' equity	$205,131	$209,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Expenses
Research and development	$3,525	$3,167
General and administrative	2,421	1,527
Total operating expenses	5,946	4,694
Loss from operations	(5,946)	(4,694)
Other Income
Interest and other income, net	605	583
Net loss	(5,341)	(4,111)
Unrealized gain on available-for-sale securities	14	14
Comprehensive loss	$(5,327)	$(4,097)

Net loss per common share: Basic and diluted	$(0.31)	$(0.29)

Weighted-average common shares outstanding: Basic and diluted	17,359,356	14,417,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	16,254	—	243	—	—	243
Stock-based compensation expense	—	—	539	—	—	539
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(5,341)	(5,341)
Balances at March 31, 2020	17,370,564	$—	$242,733	$24	$(44,388)	$198,369

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2019	14,428,916	$—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock, net	14,653	—	44	—	—	44
Stock-based compensation expense	—	—	313	—	—	313
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(4,111)	(4,111)
Balances at March 31, 2019	14,443,569	$—	$133,540	$16	$(24,070)	$109,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating Activities
Net loss	$(5,341)	$(4,111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	335	132
Stock-based compensation expense	539	313
(Increase) decrease in
Prepaid expenses and other current assets	108	(352)
Prepaid rent	(2,400)	—
Amortization of right-of-use asset, net	26	67
Accounts payable	244	583
Accrued expenses and other current liabilities	262	153
Net cash used in operating activities	(6,227)	(3,215)

Investing Activities
Purchases of property and equipment	(1,508)	(1,707)
Purchases of short-term investments	(1,967)	(512)
Proceeds from maturities of short-term investments	2,170	—
Purchase of other noncurrent assets	—	(263)
Net cash used in investing activities	(1,305)	(2,482)

Financing Activities
Issuance of common stock, net	243	40
Net cash provided by financing activities	243	40
Net decrease in cash and cash equivalents	(7,289)	(5,657)

Cash and cash equivalents at beginning of period	187,514	103,670
Cash and cash equivalents at end of period	$180,225	$98,013

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$1,302	$375
Unpaid offering costs	$22	$155
Initial recognition of right-of-use assets	$—	$3,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

We are a gene therapy company developing a new class of transformative medicines to treat diseases caused by gene or protein dysfunction. Using our patented platform that is based on engineered herpes simplex virus type 1, or HSV-1, we create vectors that encode functional proteins. Our vector is designed to be specifically and efficiently delivered to the target cell in an outpatient setting, via topical, intradermal or inhaled routes of administration, where the cell’s own machinery transcribes and translates the encoded protein, restoring or augmenting protein function to treat or prevent disease. We are primarily focused on applying our platform to treat rare monogenic skin conditions caused by insufficient or completely absent protein production.  We have expanded our pipeline products to develop medicines to treat chronic, non-monogenic skin diseases and aesthetic skin conditions. Recognizing the breadth and potential transformative power of our vector platform, we have started expanding the scope of our product development beyond dermatology and have begun preclinical efforts in the fields of pulmonary diseases.

Liquidity

As of March 31, 2020, the Company had an accumulated deficit of $44.4 million. With the net proceeds raised upon the close of our initial public offering, or IPO, in September 2017, a private placement in August 2018, and two follow-on public offerings in October 2018 and June 2019, the Company believes that its cash, cash equivalents and short-term investments of approximately $186.7 million as of March 31, 2020 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and pre-clinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or GAAP as found in the Accounting Standards Codification, or ASC, the Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB, and the rules and regulations of the US Securities and Exchange Commission, or SEC. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus, or COVID-19, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas including stock-based compensation expense, accrued research and development expenses, the fair value of financial instruments, incremental borrowing rate for lease liability, and the valuation allowance included in deferred income tax calculation.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and investments. The Company’s policy is to invest its cash, cash equivalents and investments in money market funds, certificates of deposit and various other bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, investments, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities. Marketable securities are classified as long-term investments if the Company has the ability and intent to hold them and such holding period is longer than one year. The Company classifies all its investments as available-for-sale.

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

Computer equipment and software	3 years
Lab equipment Furniture and fixtures Leasehold improvements	3-7 years 3 years shorter of 8 years and remaining life of lease

Construction-in-progress is not depreciated until the asset is placed in service.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three months ended March 31, 2020 and 2019.

Leases

We have entered into two lease agreements for our laboratory, manufacturing and office space. On January 1, 2019, we adopted ASC 842 – Leases. Pursuant to ASC 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASC 842, we recorded an operating lease right-of-use asset of $1.1 million and an operating lease liability of $1.4 million on the condensed consolidated balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligation represents our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at our adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The Company adopted the New Lease Standard as of the effective date of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Comparative periods in the Company's financial statements will be presented in accordance with the previous guidance under ASC Topic 840, Leases. Upon adoption, the Company took advantage of the transition package of practical expedients permitted within ASC 842, which allowed the Company not to reassess previous accounting conclusions around whether arrangements are, or contain, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the statements of operations based on their grant-date fair values. Compensation expense is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820), or ASU 2018-13, which removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance was effective for us commencing in the first quarter of 2020. Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. The adoption of the guidance resulted in us disclosing the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2020 and 2019.

3.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Stock options are common share equivalents. There were 548,193 and 443,362 common share equivalents outstanding as of March 31, 2020 and 2019, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended March 31,
	2020	2019
(In thousands, except shares and per share data)	(Unaudited)
Numerator:
Net loss per common share	$(5,341)	$(4,111)
Denominator:
Weighted-average basic and diluted common shares	17,359,356	14,417,649
Basic and diluted net loss per common share	$(0.31)	$(0.29)

4. Fair Value Instruments

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$2	$—	$—	$2	$2	$—	$—
Money market instruments	180,223	—	—	180,223	180,223	—	—
Subtotal	180,225	—	—	180,225	180,225	—	—

Level 2:
U.S. government agency securities	1,501	12	—	1,513	—	1,513	—
Certificates of deposit	4,954	12	—	4,966	—	4,966	—
Subtotal	6,455	24	—	6,479	—	6,479	—

Total	$186,680	$24	$—	$186,704	$180,225	$6,479	$—

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$3	$—	$—	$3	$3	$—	$—
Money market instruments	187,511	—	—	187,511	187,511	—	—
Subtotal	187,514	—	—	187,514	187,514	—	—

Level 2:
U.S. government agency securities	1,747	6	—	1,753	—	1,753	—
Certificates of deposit	4,911	4	—	4,915	—	4,418	497
Subtotal	6,658	10	—	6,668	—	6,171	497

Total	$194,172	$10	$—	$194,182	$187,514	$6,171	$497

(1)	The Company’s short-term marketable securities mature in one year or less.
(2)	The Company’s long-term marketable securities mature between one and two years.

See Note 2 to these condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Construction-in-progress	$2,299	$2,431
Leasehold improvements	4,681	3,179
Furniture & fixtures	440	99
Computer equipment and software	67	45
Laboratory equipment	3,958	3,571
Total property and equipment	11,445	9,325
Accumulated depreciation and amortization	(1,181)	(850)
Property and equipment, net	$10,264	$8,475

Depreciation expense was $335 thousand and $132 thousand for the three months ended March 31, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Accrued preclinical and clinical expenses	$745	$991
Accrued professional fees	76	72
Accrued payroll and benefits	812	510
Accrued taxes	50	40
Accrued construction in progress and laboratory equipment	1,020	491
Other current liabilities	213	19
Total	$2,916	$2,123

6.	Commitments and Contingencies

Significant Contracts and Agreements

Lease Agreements

 In May 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease was amended to increase the area leased to approximately 31,000 square feet and to extend the expiration date to February 28, 2027, including 6,000 square feet relating to a month-to-month lease that we utilized through February 2020.

On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility (i.e. ASTRA facility) in the Pittsburgh, Pennsylvania area.  The 100,000 square foot facility is under construction and is expected to be completed by 1H 2021.  The lease will commence when the space is available for access, which is anticipated to be in the second half of 2020, and has an initial term that expires on October 31, 2035. A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020.  The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, is recorded as prepaid rent in the condensed consolidated balance sheet as of March 31, 2020.

As of March 31, 2020, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2020 (remaining nine months)	$513
2021	1,358
2022	1,385
2023	1,413
2024	1,441
Thereafter	11,316
Future minimum operating lease payments	$17,426
Less: Operating lease payments for ASTRA	$13,195
Less: Interest	1,021
Present value of lease liability	$3,210
Current portion of lease liability	$509
Long-term portion of lease liability	$2,701

The Company recorded $178 thousand and $125 thousand in rent expense for the three months ended March 31, 2020 and 2019, respectively.

Clinical Supply Agreements

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations, or CMOs. The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs will formulate, fill, inspect, package, label and test our drug product candidates, B-VEC and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of March 31, 2020 under these agreements for the manufacturing of our drug product is approximately $3.0 million. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $634 thousand and $803 thousand for the three months ended March 31, 2020 and 2019, respectively.

Other Contractual Obligations

During the quarter, the Company contracted with various third parties to facilitate, coordinate and perform agreed upon market research activities relating to our lead product candidate, B-VEC. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. Business activities being performed under these contracts primarily include market research and other related activities.  The estimated remaining commitment as of March 31, 2020 is $530 thousand.

7.	Capitalization

Sale of Common Stock

On November 1, 2017, the Company entered into a stock purchase agreement, or the Agreement, with the Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation, or EBMRF, and EB Research Partnership, Inc., a New York not-for-profit corporation, or EBRP, and together with EBMRF, the Purchasers, pursuant to which the Company sold to the Purchasers an aggregate of 70,000 shares of the Company’s common stock  for a purchase price of $11.00 per share, or the Transaction. There are redemption features whereby the Company is required to repurchase all or a portion of the shares at a purchase price of $11.00 per share or the closing trading price of the common stock on the redemption request date, whichever is higher, should the Company cease commercially reasonable efforts to work on the research plan pursuant to the Agreement. As the remaining redemption feature is within the control of the Company, the issued common stock has been classified as permanent equity. The Company has continued to perform work relating to the research plan and does not intend to cease commercially reasonable efforts to do so.

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock to the public at $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $216 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market” equity offering program, or ATM Facility, that had previously been put in place in March 2019 which had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains suspended under this program.

8.	Stock-Based Compensation

Options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one and four-year periods. Options have a life of ten years.

The Company granted 229,000 and 67,500 stock options to employees and directors of the Company during the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2019	420,766	$17.71	8.4	$15,859
Granted	229,000	$52.28
Exercised	(17,129)	$14.22		$3,348
Cancelled or forfeited	(84,444)	$21.28
Outstanding at March 31, 2020	548,193	$31.71	8.8	$8,684
Exercisable at March 31, 2020	120,678	$8.79	7.5	$4,158

(1)	Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2020 and the exercise price of outstanding in-the-money options.

The weighted-average grant-date fair value per share of options granted to employees during the three months ended March 31, 2020 was $34.37.

There was $9.9 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.4 years as of March 31, 2020.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards and restricted stock awards in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Research and development	$189	$117
General and administrative	350	196
Total stock-based compensation	$539	$313

Stock Options Granted. The Company recorded stock-based compensation expense of $539 thousand and $204 thousand for the three months ended March 31, 2020 and 2019, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected stock price volatility	74%	71%
Expected term of the award (years)	6.23	6.25
Risk-free interest rate	1.29%	2.46%
Weighted average exercise price	$52.28	$23.87
Forfeiture rate	6.42%	10.00%

Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards, or RSAs, on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively. The RSAs vested ratably over a one-year period and had completely vested as of May 31, 2019. No RSAs were outstanding as of March 31, 2020. The fair value of each restricted stock was $10.30 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of zero and $109 thousand for the three months ended March 31, 2020 and 2019, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations.

Shares remaining available for grant under the Company’s stock incentive plan were 2,070,912, with a sublimit for incentive stock options of 668,705, at March 31, 2020.

9.	Related Party Transactions

In December 2019, the Company advanced $420 thousand to a member of our management team to cover the personal payroll and income taxes on their taxable income from NSO exercises. This employee repaid the Company in the full amount on January 6, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC, on March 10, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933,as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:

•

the initiation, timing, progress and results of preclinical and clinical trials for B-VEC (previously “KB103”), KB105 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•

the impact that the COVID-19 pandemic and measures to prevent its spread may have on our business operations, access to capital, research and development activities, and preclinical and clinical trials for B-VEC, KB105 and any other product candidates;

•	the timing, scope or results of regulatory filings and approvals, including timing of final US Food and Drug Administration, or FDA, marketing and other regulatory approval of B-VEC and KB105;

•	our ability to achieve certain accelerated or orphan drug designations from the FDA;

•	our estimates regarding the potential market opportunity for B-VEC, KB105 and any other product candidates;

•	our research and development programs for our product candidates;

•	our plans and ability to successfully develop and commercialize our product candidates, including B-VEC, KB105 and our other product candidates;

•	our ability to identify and develop new product candidates;

•	our ability to identify, recruit and retain key personnel;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scalability and commercial viability of our proprietary manufacturing methods and processes;

•	the rate and degree of market acceptance and clinical utility of our product candidates and gene therapy, in general;

•	our competitive position;

•	our intellectual property position and our ability to protect and enforce our intellectual property;

•	our financial performance;

•	developments and projections relating to our competitors and our industry;

•	our ability to establish and maintain collaborations or obtain additional funding;

•	our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;

•	our ability to successfully resolve any intellectual property or other claims that may be brought against us;

•	any statements regarding compliance with the listing standards of The NASDAQ Capital Market;

•	the impact of laws and regulations; and

•

any statements regarding economic conditions, including statements related to the economic fallout from the COVID-19 pandemic and the impact on our business, or performance and any statement of assumptions underlying any of the foregoing.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31 ,2019 and elsewhere in this Form 10-Q and in other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Throughout this Form 10-Q, unless the context requires otherwise, all references to “Krystal,” “the Company,” we,” “our,” “us” or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries.

Overview

We are a gene therapy company developing a new class of transformative medicines to treat diseases caused by gene or protein dysfunction. Using our patented platform that is based on engineered herpes simplex virus type 1, or HSV-1, we create vectors that encode functional proteins. Our vector is designed to be specifically and efficiently delivered to the target cell in an outpatient setting, via topical, intradermal or inhaled routes of administration, where the cell’s own machinery transcribes and translates the encoded protein, restoring or augmenting protein function to treat or prevent disease.

We are primarily focused on applying our platform to treat rare monogenic skin conditions caused by insufficient or completely absent protein production. Presently, we have two product candidates in the clinic to treat rare skin diseases. We anticipate commencing pivotal trials on our most advanced product candidate, B-VEC to treat dystrophic epidermolysis bullosa, or DEB, in the first half of 2020. We recently completed a Phase 1 study on our second product candidate, KB105, to treat autosomal recessive congenital ichthyosis, or ARCI, and anticipate starting Phase 2 clinical trials in the second half of 2020.

We have expanded our pipeline products to develop medicines to treat chronic, non-monogenic skin diseases as well as aesthetic skin conditions. We anticipate our third product candidate, KB301, to treat an aesthetic skin condition to enter the clinic in the second half of 2020.

Recognizing the breadth and potential transformative power of our vector platform, we have expanded the scope of our product development beyond dermatology and have begun preclinical efforts in pulmonary diseases. The payload capacity of our HSV-1 modified backbone allows us to encode a fully functional protein and therefore our therapies are not limited to patients with specific genetic mutations. The large payload capacity, robust tropism to epithelial cells (including human airway epithelia), immune-evasive properties, and manufacturing scalability of our HSV-based vector platform gives us an advantage over other viral vector therapies for pulmonary indications.  Our preclinical efforts have led to the development of a novel candidate, KB407, for the treatment of Cystic Fibrosis, or CF, which has been shown to successfully transduce human CF patient-derived epithelial cells and deliver functional CFTR in vitro in 2D and 3D organotypic systems, and is amendable to non-invasive inhaled administration in vivo, as indicated by successful delivery to the lungs through the use of a clinically relevant nebulizer in rodent healthy and diseased animal models. Based on feedback from regulatory agencies, IND-enabling safety and efficacy studies, including studies in non-human primates, are underway, and IND filing for KB407 is anticipated in 2021. Additional pulmonary diseases are also being evaluated.

We believe that gene therapy companies should control their manufacturing destiny and having in-house cGMP facilities will allow a gene therapy company to maintain better quality control, shorter lead times, lower costs and better command over intellectual property. Last year, we completed the construction of our own commercial scale cGMP-compliant manufacturing facility, ANCORIS, to enhance supply chain control, increase supply capacity for clinical trials and ensure commercial demand is met in the event that B-VEC and our other product candidates receive marketing approval.  The clinical material for the pivotal trial and initial commercial launch material of B-VEC will be produced at ANCORIS. Earlier this year, we announced the ground-breaking of our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area. The ASTRA facility is being designed as a state-of-the-art cGMP manufacturing facility that, beyond expanding Krystal’s current production platform, will allow the in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, fully-integrating all components of the supply chain from starting materials to patient experience. The ASTRA facility will initially be used as a commercial back-up facility for B-VEC. Eventually, the ASTRA facility will expand to produce investigational and commercial material for our pipeline products. We expect the 100,000 square foot facility to be completed and validated with an expected completion date of 1H 2021. We intend to use ASTRA and ANCORIS for clinical and commercial production of our product candidates.

We have five issued patents to date and believe that the granting of these patents, which are entirely owned by the Company, protects our core platform and products based thereupon, and affords us freedom to use this platform for the development of novel therapeutics for multiple applications. We continue to advance our IP portfolio actively through the filing of new patent applications, divisionals, and continuations relating to our technologies as we deem appropriate. In addition to our patents, we rely on trade secrets and know-how to develop and maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and intellectual property assignment agreements with our employees, consultants and commercial partners. We also seek to preserve the integrity and confidentiality of our data, trade secrets, and know-how, including by implementing measures intended to maintain the physical and electronic security of our research and manufacturing facilities, as well as our information technology systems.

Our desire is to bring transformative medicines, using our platform, to patients suffering from debilitating diseases and conditions. A brief overview of our pipeline follows below.

Pipeline

The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development presently:

Beremagene Geperpavec (“B-VEC”)

Our lead product candidate, B-VEC, seeks to use topical gene therapy to treat dystrophic epidermolysis bullosa, or DEB, a rare and severe monogenic skin disease for which there is currently no approved treatment.  DEB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the formation of the protein type VII collagen, or COL7, that forms anchoring fibrils that bind the dermis, or inner layer of the skin, to the epidermis, or outer layer of the skin. In DEB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils, leading to extremely fragile skin that blisters and tears from minor friction or trauma. Those who are born with DEB are sometimes called “butterfly children,” because their skin is likened to be as fragile as the wings of a butterfly. DEB patients may suffer from open wounds, skin infections, fusion of fingers and toes and gastrointestinal tract problems throughout their lifetime, and may eventually develop squamous cell carcinoma, a potentially fatal condition.

In October 2019, we announced positive results from our Phase 1/2 clinical trial of B-VEC at Stanford University. The Phase 1 portion of the trial commenced in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018.  The Phase 2 portion of the trial commenced in December 2018 at Stanford University, and we announced positive interim results from this clinical study in June 2019. We anticipate commencing pivotal Phase 3 FDA trials in the first half of 2020.

The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have each granted B-VEC orphan drug designation for the treatment of DEB, and the FDA has granted B-VEC fast track designation and rare pediatric designation for the treatment of DEB. In addition, in 2019, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, to B-VEC for the treatment of DEB and the EMA granted PRIority MEdicines, or PRIME, eligibility for B-VEC to treat DEB. The PRIME designation is awarded by the EMA to promising medicines that target an unmet medical need.

KB105

Our second pipeline candidate, KB105, delivers functional human transglutaminase-1, or TGM1, genes using our gene therapy platform to patients with TGM1-deficient autosomal recessive congenital ichthyosis, or ARCI. ARCI is a life-long, severe monogenic skin disease. While a number of genetic mutations have been associated with the development of ARCI, the most common cause of ARCI is an inactivating mutation in the TGM1 gene encoding the enzyme transglutaminase-1, a protein that is essential for the proper formation of the skin barrier. Mutations in the TGM1 gene, and the subsequent disruption to the epidermal barrier, leads to pronounced dehydration and trans-epidermal exposure to unwanted toxins and surface microorganisms, greatly increasing the risk of infection and sepsis. Transglutaminase-1 deficiency is associated with increased mortality in the neonatal period and has a dramatic impact on quality of life. There are currently no treatments targeting molecular correction of this disease.

In September 2019, we initiated a Phase 1/2 clinical trial of KB105. We anticipate interim Phase 1/2 clinical readouts in the first half of 2020.

The FDA and EMA have each granted B-VEC orphan drug designation for the treatment of DEB, and the FDA has granted KB105 fast track designation and rare pediatric designation for the treatment of DEB.  We received the designation of “rare pediatric disease” for KB105 in August 2018 which makes B-VEC eligible to apply for a Rare Pediatric Priority Review Voucher.

KB301

The skin is largely composed of collagen-rich connective tissue, with dermal collagen, composed primarily of types 1 and 3 collagen fibrils, representing >90% (dry weight) of human skin. The characteristics of skin aging are largely due to aberrant collagen homeostasis, including reduced collagen biosynthesis, increased collagen fibril fragmentation, and progressive loss of dermal collagen culminating in a net collagen deficiency, resulting from both intrinsic (e.g., passage of time, genetics) and extrinsic (e.g., chronic light exposure, pollution) pressures. The goal of skin biorejuvenation is, in part, to enhance the synthesis of human dermal collagens (i.e., neocollagenesis), thereby correcting the molecular defect underlying the aged phenotype. We believe that our approach of directed expression of full-length human type 3 collagen via intradermal application of KB301 provides a unique and straightforward approach to restoring collagen homeostasis, and by extension, reconstructing an optimal physiologic environment in the skin to treat wrinkles and other superficial skin defects.

We anticipate filing an Investigational New Drug, or IND, application in the second half of 2020.

KB104

KB104 is designed to deliver functional Serine Protease Inhibitor Kazal-type 5, or SPINK5, genes using our gene therapy platform to patients suffering from Netherton Syndrome, which is a debilitating monogenic autosomal recessive skin disorder that causes defective keratinization, severe skin barrier defects, and recurrent infections. Infants with severe Netherton Syndrome symptoms are associated with failure to thrive, hypernatremic dehydration secondary to excess fluid loss, delayed growth, short stature, and recurrent infections. Clinically, Netherton Syndrome is characterized by congenital ichthyosiform erythroderma, hair shaft defects, recurrent infections, and a defective skin barrier. A predisposition to allergies, asthma, and eczema is also characteristic of Netherton Syndrome. Ultimately, those afflicted by Netherton Syndrome often experience chronic skin inflammation, severe dehydration, and stunted growth.

KB407

We are developing KB407 as a non-invasive inhaled gene therapy product for the treatment of cystic fibrosis, or CF, and are currently in the pre-clinical phase with plans to file an IND for KB407 in 2021.

CF, the most common inherited genetic disorder in the United States, is caused by mutations in the gene encoding cystic fibrosis transmembrane conductance regulator, or CFTR. Lack of functional CFTR in secretory airway epithelia results in defective Cl-, bicarbonate, and thiocyanate secretion, coupled with enhanced Na+ absorption and mucus production, leading to dehydration and acidification of the airway surface liquid. CF is characterized by recurrent chest infections, increased airway secretions, and eventually, respiratory failure. While CF comprises a multiorgan pathology affecting the upper and lower airways, gastrointestinal and reproductive tracts, and the endocrine system, the primary cause of morbidity and mortality in CF is due to progressive lung destruction. According to the US Cystic Fibrosis Foundation, or CFF, the median age at death for patients with CF in the United States was 30.8 years in 2018. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations and there is a significant unmet medical need for patients with CF who have genetic mutations non-amenable to currently approved CFTR small molecule “modulators”. According to the CFF, approximately 30,000 patients in the United States and more than 70,000 patients worldwide are living with CF, and approximately 850 new cases of CF were diagnosed in 2018.

Other

In December 2019, a new strain of coronavirus, or COVID-19, was first reported in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and certain governments, including the Commonwealth of Pennsylvania where the Company’s primary offices, laboratory and manufacturing spaces are located, enacted stay-at-home orders, and sweeping restrictions to travel were initiated by corporations and governments.  To protect the health of its employees, and their families and communities, the Company has restricted access to its offices to personnel who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that many of our employees work remotely. The extent of COVID-19’s effect on the Company’s clinical, operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and additional protective measures implemented by the governmental authorities or the Company to protect its employees, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

On January 21, 2020, the Company announced the appointment of Jennifer Chien to the newly created position of chief commercial officer, effective January 20, 2020. Ms. Chien has more than 20 years of commercial leadership experience in the biopharmaceutical industry, most recently having served as vice president, head of genetic diseases at Sanofi Genzyme.

 On January 24, 2020, we announced the ground breaking of our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area. The ASTRA facility is being designed as a state-of-the-art cGMP manufacturing facility that, beyond expanding Krystal’s current production platform, will allow the in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, fully-integrating all components of the supply chain from starting materials to patient experience. The ASTRA facility will initially be used as a commercial back-up facility for B-VEC. Eventually, the ASTRA facility will expand to produce investigational and commercial material for our pipeline products. The 100,000 square foot facility is currently under construction and is expected to be completed by 1H 2021. The related interior build out and validation are anticipated to have a completion date in 1H 2022. We intend to use ASTRA and ANCORIS for clinical and commercial production of our product candidates.

On February 25, 2020, the Company announced the appointment of Kathryn Romano as chief accounting officer, based in its headquarters in Pittsburgh, PA. The Company also announced that Tony Riley had resigned as chief financial officer, effective February 22, 2020. Ms. Romano has more than 15 years of accounting and auditing experience, most recently having served as corporate controller at CNX Resources Corporation.

At March 31, 2020, our cash, cash equivalents and short-term investments balance was approximately $186.7 million. Since operations began, we have incurred operating losses. Our net losses were $5.3 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, we had an accumulated deficit of $44.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	expenses incurred under agreements with contract manufacturing organizations, consultants and other vendors that conduct our preclinical activities;
•	costs of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility costs, depreciation and other expenses, which include direct expenses for rent and maintenance of facilities and other supplies; and
•	payroll related expenses, including stock-based compensation expense.

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

Interest Income

Interest income consists primarily of income earned from our cash, cash equivalents and investments.

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2020 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
(In thousands)	(unaudited)
Expenses
Research and development	$3,525	$3,167	$358
General and administrative	2,421	1,527	894
Total operating expenses	5,946	4,694	1,252
Loss from operations	(5,946)	(4,694)	(1,252)
Other Income
Interest and other income, net	605	583	22
Net loss	$(5,341)	$(4,111)	$(1,230)

Research and Development Expenses

Research and development expenses increased $358 thousand in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Higher research and development expenses were due largely to increases in payroll related expenses of $473 thousand and other research and development expenses of $212 thousand and decreases in lab supplies of $275 thousand and outsourced research and development activities of $52 thousand.

General and Administrative Expenses

General and administrative expenses increased $894 thousand in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Higher general and administrative spending was due largely to increases in payroll related expenses of $540 thousand and other administrative expenses of $354 thousand.

Interest and Other Income

Interest and other income for the three months ended March 31, 2020 and 2019 was $605 thousand and $583 thousand, respectively and consisted of interest income earned from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Overview

As of March 31, 2020, the Company had an accumulated deficit of $44.4 million. With the net proceeds raised upon the close of its initial public offering, or IPO, in September 2017, a private placement in August 2018, and two secondary public offerings in October 2018 and June 2019, the Company believes that its cash, cash equivalents and short-term investments of approximately $186.7 million as of March 31, 2020 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all. In addition, the COVID-19 pandemic may negatively impact our operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net cash used in operating activities	$(6,227)	$(3,215)
Net cash used in investing activities	(1,305)	(2,482)
Net cash provided by financing activities	243	40
Net decrease in cash	$(7,289)	$(5,657)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $6.2 million and consisted primarily of a net loss of $5.3 million adjusted for non-cash items of depreciation and stock-based compensation expense of $874 thousand, and cash provided by net decreases in operating assets and liabilities of $1.8 million.

Net cash used in operating activities for the three months ended March 31, 2019 was $3.2 million and consisted primarily of a net loss of $4.1 million adjusted for non-cash items of depreciation and stock-based compensation expense of $445 thousand, and cash provided by net decreases in operating assets and liabilities of $451 thousand.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $1.3 million and consisted primarily of purchases of $2.0 million of short-term available-for-sale investment securities, and expenditures of $1.5 million on the build-out of our ASTRA facilities, leasehold improvement of new office space, and purchases of computer and laboratory equipment, partially offset by proceeds of $2.2 million received from the maturities of short-term investments.

Net cash used in investing activities for the three months ended March 31, 2019 was $2.5 million and consisted primarily of purchases of $512 thousand of short-term available-for-sale investment securities, and expenditures of $2.0 million on the build-out of our new cGMP facilities and purchases of computer and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $243 thousand and $40 thousand, respectively and related to proceeds received from the exercise of common stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than as described in Note 6 “Commitments and Contingencies” of our condensed consolidated financial statements on this Form 10-Q.

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

Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $186.7 million at March 31, 2020, which consist primarily of money market, bank deposits, U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will likely decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Accounting Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any litigation that is expected to result in a material loss.

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred recurring losses and negative cash flows from operations and, at March 31, 2020, we had an accumulated deficit of $44.4 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, B-VEC and KB105 and additional product candidates that we may pursue in the future. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates, B-VEC and KB105, as well as to building out our infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our research and the clinical development of B-VEC and KB105, including our current clinical trials and planned future trials;
•	initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;
•	prepare our Biologics License Application, or BLA, marketing authorization application, or MAA, and approvals in certain other countries for B-VEC and KB105;
•	ramp-up our in-house commercial-scale current good manufacturing practices or cGMP manufacturing facility;
•	manufacture material for clinical trials or potential commercial sales;
•	further develop our gene therapy product candidate portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other product candidates and technologies; and
•	seek marketing approval for B-VEC, KB105 and additional product candidates in the EU and in other key geographies.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of B-VEC and KB105, our expenses could increase and revenue could be further delayed.

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

Risks Related to Our Business

Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a new strain of coronavirus surfaced in Wuhan, China and has reached multiple other regions and countries, including Pittsburgh, Pennsylvania where our primary office, manufacturing and laboratory facilities are located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, timely initiation and completion of planned clinical trials is dependent upon the availability of, for example, clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials in geographies that are currently being affected by COVID-19.

Further, in response to the pandemic and in accordance with direction from national, state and local government authorities, we have restricted access to our office, manufacturing and laboratory facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that many of our personnel work remotely. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing spaces, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities and the planned initiation of our clinical trials for our investigational drug product candidates, as well as our business operations generally, include:

•

the potential diversion of healthcare resources away from the conduct of preclinical activities and clinical trials to focus on pandemic concerns, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key preclinical and clinical trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•

interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact our ability to conduct pre-clinical and clinical activities as well as product approval timelines;

•

limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical or clinical activities, including completing our IND-enabling studies or our ability to select future development candidates; and interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product candidates and conditioning drugs and other supplies used in our prospective clinical trials;

•

interruption of, or delays in receiving, key materials from our suppliers and vendors due to staffing shortages, travel limitations, production slowdowns or stoppages and disruptions in delivery systems;

•

interruption of, or delays in manufacturing our product candidates at our manufacturing facility in Pittsburgh or receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, travel limitations, production slowdowns or stoppages and disruptions in delivery systems; and

•

business disruptions caused by potential office, manufacturing and laboratory closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research sites and other important agencies and contractors.

These and other factors arising from COVID-19 could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Further, conditions in the bank lending, capital and other financial markets may continue to deteriorate as a result of the pandemic such that our access to capital and other sources of funding may be constrained.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.

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

We announced positive interim results from the Phase 1 portion of our Phase 1/2 clinical trial of B-VEC in October 2018 and positive interim results from the Phase 2 portion in June 2019.  We anticipate commencing pivotal Phase 3 trials in the first half of 2020. There is no guarantee that results of this or any potential future clinical trials will be positive or that we will be able to complete this or any potential future clinical trials on the anticipated timelines or at all. The positive interim results we have observed for B-VEC may not be predictive of the ultimate outcome of any future clinical trials, and the current and future clinical trial process may fail to demonstrate that B-VEC is safe for humans and effective for indicated uses, which may cause us to abandon B-VEC. Furthermore, research and discoveries by us or others may identify serious adverse events, undesirable side effects or other unexpected properties of our current and future product candidates, including B-VEC, that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

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

On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, B-VEC, for the treatment of DEB and we may seek orphan drug designation from the FDA for our future product candidates. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation, or OMPD, for B-VEC. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in early clinical development for treatment of patients with transglutaminase 1, or TGM-1, deficient autosomal recessive congenital ichthyosis, or ARCI, and on October 10, 2019, the European Commission granted the Orphan Medicinal Product Designation for KB105. There are currently no treatments for ARCI, which affects approximately 20,000 patients worldwide. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.

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

On May 23, 2018, the FDA granted Fast Track designation in the United States for B-VEC. We have been granted rare pediatric disease designation for B-VEC. On August 23, 2018, the FDA granted rare pediatric disease designation for KB105. In addition, B-VEC was granted Regenerative Medicine Advanced Therapy, or RMAT, by FDA in June 2019 and Priority Medicine, or PRIME, in March 2019 by EMA. The receipt of any of these designations for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

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

Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we try to observe the terms of agreements under which we obtain access to third party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, a third party has asserted that we referred to an HSV-1 vector it provided to us in one of our patent applications in breach of agreements between us and such third party. We believe this assertion is without merit, but litigation may be necessary to defend against this claim or claims from others that may be asserted in the future. If we fail in defending any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our technologies, which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Ownership of our Common Stock

Our Chief Executive Officer and Chairman of the Board of Directors and our founder, Chief Operating Officer and director will have the ability to substantially influence all matters submitted to stockholders for approval.

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

Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS
Exhibit Number

10.1#	Executive Employment Agreement, effective January 20, 2020, by and between Krystal Biotech, Inc. and Kathryn A. Romano
10.2#	Executive Employment Agreement, effective January 20, 2020, by and between Krystal Biotech, Inc. and Jennifer Chien
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 1, 2020	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer