Form 10-Q
period 2020-06-30
Krystal Biotech, Inc.
filed 2020-08-10
CIK 1711279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, there were 19,664,059 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Krystal Biotech, Inc.

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
(In thousands, except shares and per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$291,678	$187,514
Short-term investments	5,496	6,171
Prepaid expenses and other current assets	1,365	2,195
Total current assets	298,539	195,880
Property and equipment, net	13,215	8,475
Long-term investments	—	497
Prepaid rent	2,400	—
Right-of-use asset	2,555	2,709
Other non-current assets	1,436	1,462
Total assets	$318,145	$209,023
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,613	$1,021
Current portion of lease liability	539	480
Accrued expenses and other current liabilities	3,679	1,826
Total current liabilities	5,831	3,327
Lease liability	2,618	2,782
Total liabilities	8,449	6,109
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at June 30, 2020 (unaudited) and December 31, 2019; 2,061,773 shares issued, and no shares outstanding at June 30, 2020 (unaudited) and December 31, 2019	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at June 30, 2020 (unaudited) and December 31, 2019; 19,664,059 and 17,354,310 shares issued and outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Additional paid-in capital	360,877	241,951
Accumulated other comprehensive income	40	10
Accumulated deficit	(51,221)	(39,047)
Total stockholders' equity	309,696	202,914
Total liabilities and stockholders' equity	$318,145	$209,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Expenses
Research and development	$3,639	$4,216	$7,164	$7,383
General and administrative	3,315	1,674	5,735	3,202
Total operating expenses	6,954	5,890	12,899	10,585
Loss from operations	(6,954)	(5,890)	(12,899)	(10,585)
Other Income
Interest and other income, net	121	542	725	1,126
Net loss	(6,833)	(5,348)	(12,174)	(9,459)
Unrealized gain on available-for-sale securities	16	2	30	16
Comprehensive loss	$(6,817)	$(5,346)	$(12,144)	$(9,443)

Net loss per common share: Basic and diluted	$(0.37)	$(0.37)	$(0.68)	$(0.65)

Weighted-average common shares outstanding: Basic and diluted	18,383,941	14,522,515	17,871,648	14,470,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(unaudited)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	16,254	—	243	—	—	243
Stock-based compensation expense	—	—	539	—	—	539
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(5,341)	(5,341)
Balances at March 31, 2020	17,370,564	$—	$242,733	$24	$(44,388)	$198,369
Issuance of common stock, net	2,293,495	—	117,337	—	—	117,337
Stock-based compensation expense	—	—	807	—	—	807
Unrealized gain on investments	—	—	—	16	—	16
Net loss	—	—	—	—	(6,833)	(6,833)
Balances at June 30, 2020	19,664,059	$—	$360,877	$40	$(51,221)	$309,696

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2019	14,428,916	$—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock, net	14,653	—	44	—	—	44
Stock-based compensation expense	—	—	313	—	—	313
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(4,111)	(4,111)
Balances at March 31, 2019	14,443,569	$—	$133,540	$16	$(24,070)	$109,486
Issuance of common stock, net	2,501,500	—	93,825	—	—	93,825
Stock-based compensation expense	—	—	325	—	—	325
Unrealized loss on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(5,348)	(5,348)
Balances at June 30, 2019	16,945,069	$—	$227,690	$18	$(29,418)	$198,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating Activities
Net loss	$(12,174)	$(9,459)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	884	452
Stock-based compensation expense	1,346	638
Loss on disposals of fixed assets	3	54
Changes in operating assets and liabilities
Prepaid expenses and other current assets	366	63
Prepaid rent	(2,400)	—
Lease liability	(105)	(13)
Accounts payable	706	490
Accrued expenses and other current liabilities	81	351
Net cash used in operating activities	(11,293)	(7,424)

Investing Activities
Purchases of property and equipment	(3,454)	(2,945)
Purchases of short-term investments	(3,193)	(4,649)
Proceeds from maturities of short-term investments	4,392	3,876
Net cash used in investing activities	(2,255)	(3,718)

Financing Activities
Issuance of common stock, net	117,712	94,059
Net cash provided by financing activities	117,712	94,059
Net increase in cash and cash equivalents	104,164	82,917

Cash and cash equivalents at beginning of period	187,514	103,670
Cash and cash equivalents at end of period	$291,678	$186,587

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$2,675	$313
Unpaid offering costs	$132	$190
Initial recognition of right-of-use assets	$—	$3,066

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

We are a clinical stage gene therapy company developing a new class of transformative medicines to treat diseases caused by gene or protein dysfunction or absence. Using our patented platform that is based on engineered herpes simplex virus type 1 (“HSV-1”), we create vectors that encode functional proteins. Our vector is designed to be specifically and efficiently delivered to the target cell in an outpatient setting, via topical, intradermal or inhaled routes of administration, where the cell’s own machinery transcribes and translates the encoded protein, restoring or augmenting protein function to treat or prevent disease. We are primarily focused on applying our platform to treat rare monogenic skin conditions caused by insufficient or completely absent protein production.  We have expanded our pipeline products to develop medicines to treat chronic, non-monogenic skin diseases and aesthetic skin conditions. Recognizing the breadth and potential transformative power of our HSV-1 vector platform, we have started expanding the scope of our product development beyond skin and have begun preclinical efforts in the field of pulmonary diseases.

Liquidity

As of June 30, 2020, the Company had an accumulated deficit of $51.2 million. With the net proceeds raised from its public and private securities offerings, including the public offering completed in May 2020, the Company believes that its cash, cash equivalents and short-term investments of approximately $297.2 million as of June 30, 2020 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operation.

These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 10, 2020.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas including stock-based compensation expense, accrued research and development expenses, the fair value of financial instruments, incremental borrowing rate for lease liability, and the valuation allowance included in the deferred income tax calculation.

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

The carrying amounts of financial instruments consisting of cash and cash equivalents, investments, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s financial statements, are reasonable estimates of fair value, primarily due to their short maturities. Marketable securities are classified as long-term investments if the Company has the ability and intent to hold them and such holding period is longer than one year. The Company classifies all of its investments as available-for-sale.

Our available-for-sale, short-term investments, which consist of US Treasury bills and certificates of deposit, are considered to be Level 2 valuations. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

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

Computer equipment and software	3 years
Lab equipment Furniture and fixtures Leasehold improvements	3-7 years 3 years shorter of 8 years or remaining life of lease

     Construction-in-progress is not depreciated until the asset is placed in service.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three and six months ended June 30, 2020 and 2019.

Leases

We have entered into lease agreements for our laboratory, manufacturing and office space. On January 1, 2019, we adopted ASC 842 – Leases. Pursuant to ASC 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASC 842, we recorded an operating lease right-of-use asset of $1.1 million and an operating lease liability of $1.4 million on the condensed consolidated balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligation represents our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, we have used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. The Company adopted the new lease standard as of the effective date of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company took advantage of the transition package of practical expedients permitted within ASC 842, which allowed the Company not to reassess previous accounting conclusions around whether arrangements were, or contained, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for lease and non-lease components of its operating leases as a single component.

Research and Development Expenses

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, facilities and overhead, preclinical and clinical activities, related clinical manufacturing costs, contract management services, regulatory and other related costs.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions from non-owner sources. Unrealized gains or losses on available-for-sale securities is a component of other comprehensive gains or losses and is presented net of taxes. We have not recorded any reclassifications from other comprehensive gains or losses to net loss during any period presented.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) (“ASU 2018-13”) which removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance was effective for us commencing in the first quarter of 2020. Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. The adoption of the guidance resulted in us disclosing the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of June 30, 2020 and 2019.

3.	Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Stock options are common share equivalents. There were 831,110 and 433,936 common share equivalents outstanding as of June 30, 2020 and 2019, respectively, in the form of stock options, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands, except shares and per share data)	(Unaudited)		(Unaudited)
Numerator:
Net loss per common share	$(6,833)	$(5,348)	$(12,174)	$(9,459)
Denominator:
Weighted-average basic and diluted common shares	18,383,941	14,522,515	17,871,648	14,470,371
Basic and diluted net loss per common share	$(0.37)	$(0.37)	$(0.68)	$(0.65)

4. Fair Value Instruments

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$3	$—	$—	$3	$3	$—	$—
Money market instruments	291,675	—	—	291,675	291,675	—	—
Subtotal	291,678	—	—	291,678	291,678	—	—

Level 2:
U.S. government agency securities	1,000	6	—	1,006	—	1,006	—
Certificates of deposit	4,458	32	—	4,490	—	4,490	—
Subtotal	5,458	38	—	5,496	—	5,496	—

Total	$297,136	$38	$—	$297,174	$291,678	$5,496	$—

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$3	$—	$—	$3	$3	$—	$—
Money market instruments	187,511	—	—	187,511	187,511	—	—
Subtotal	187,514	—	—	187,514	187,514	—	—

Level 2:
U.S. government agency securities	1,747	6	—	1,753	—	1,753	—
Certificates of deposit	4,911	4	—	4,915	—	4,418	497
Subtotal	6,658	10	—	6,668	—	6,171	497

Total	$194,172	$10	$—	$194,182	$187,514	$6,171	$497

(1)	The Company’s short-term marketable securities mature in one year or less.
(2)	The Company’s long-term marketable securities mature between one and two years.

See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Construction-in-progress	$5,444	$2,431
Leasehold improvements	4,706	3,179
Furniture and fixtures	853	99
Computer equipment and software	67	45
Laboratory equipment	3,715	3,571
Total property and equipment	14,785	9,325
Accumulated depreciation and amortization	(1,570)	(850)
Property and equipment, net	$13,215	$8,475

Depreciation expense was $394 thousand and $729 thousand for the three and six months ended June 30, 2020, respectively, and $175 thousand and $307 thousand for the three and six months ended June 30, 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Accrued preclinical and clinical expenses	$622	$977
Accrued professional fees	263	24
Accrued payroll and benefits	786	510
Accrued taxes	20	40
Accrued construction in progress	1,852	263
Other current liabilities	136	12
Total	$3,679	$1,826

6.	Commitments and Contingencies

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

On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility (“ASTRA”) in the Pittsburgh, Pennsylvania area.  The 150,000 square foot facility is under construction and is expected to be completed and validated in 2022. The lease will commence when the space is available for access, which is anticipated to be in 2H 2020, and has an initial term that expires on October 31, 2035. A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020.  The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, is recorded as prepaid rent in the condensed consolidated balance sheet as of June 30, 2020.

As of June 30, 2020, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2020 (remaining six months)	$396
2021	1,358
2022	1,385
2023	1,413
2024	1,441
Thereafter	11,316
Future minimum operating lease payments	$17,309
Less: Operating lease payments for ASTRA	13,195
Less: Interest	957
Present value of lease liability	$3,157

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	June 30, 2020	June 30, 2019
Operating leases:
Right-of-use asset	$2,555	$2,906
Current portion of lease liability	$539	$438
Lease liability	2,618	2,926
Total lease liability	$3,157	$3,364
Weighted average remaining lease term, in years	6.7	7.7
Weighted average discount rate	8.0%	8.0%

The Company recorded operating lease costs of $145 thousand and $310 thousand for the three and six months ended June 30, 2020 and $165 thousand and $282 thousand for the three and six months ended June 30, 2019, respectively, and variable lease costs of $15 thousand and $28 thousand for the three and six months ended June 30, 2020 and $9 thousand and $17 thousand for the three and six months ended June 30, 2019.

Clinical Supply Agreements

The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”) for the manufacture of clinical trial materials and Contract Research Organizations (“CROs”) for clinical trial services. The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test our drug product candidates, B-VEC and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of June 30, 2020 under these agreements for the manufacturing of our drug product is approximately $3.3 million. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $330 thousand and $964 thousand for the three months and six months ended June 30, 2020, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2019, respectively.

Other Contractual Obligations

The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon market research activities relating to our lead product candidate, B-VEC. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. Business activities being performed under these contracts primarily include market research and other related activities.  The estimated remaining commitment as of June 30, 2020 is $513 thousand.  The Company has incurred expenses under these activities of $489 thousand for the three and six months ended June 30, 2020 and zero for the three and six months ended June 30, 2019, respectively.

Legal Proceedings

On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphanGen Inc., which also named our chief executive officer and chief operating officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform.  In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages.  On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim.  On the same day, the Messrs. Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds.  We will oppose that motion.  The court has not yet set a date for the scheduling conference at which we expect a schedule for the early phases of the case will be set.

While we are unable to provide any assurances as to the ultimate outcome of the case, we believe the allegations in the complaint are without merit, and we intend to vigorously defend against them.  We are currently unable to estimate the costs and timing of any litigation, including any potential damages if PeriphaGen were to prevail on its claims.

7.	Capitalization

Sale of Common Stock

On November 1, 2017, the Company entered into a stock purchase agreement (“the Agreement”), with the Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation (“EBMRF), and EB Research Partnership, Inc., a New York not-for-profit corporation (“EBRP”), and together with EBMRF, the Purchasers, pursuant to which the Company sold to the Purchasers an aggregate of 70,000 shares of the Company’s common stock  for a purchase price of $11.00 per share, or the Transaction. The Agreement contains redemption features whereby the Company is required to repurchase all or a portion of the shares at a purchase price of $11.00 per share or the closing trading price of the common stock on the redemption request date, whichever is higher, should the Company cease commercially reasonable efforts to work on the research plan pursuant to the Agreement. As the remaining redemption feature is within the control of the Company, the issued common stock has been classified as permanent equity. The Company has continued to perform work relating to the research plan and does not intend to cease commercially reasonable efforts to do so.

On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock to the public at $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $216 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market” equity offering program (“ATM Facility”), that had previously been put in place in March 2019 which had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains suspended under this program.

On May 21, 2020, the Company completed a public offering of 2,275,000 shares of its common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million, and other offering expenses payable by the Company of approximately $463 thousand.

8.	Stock-Based Compensation

Stock options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one and four-year periods. Stock options have a life of ten years.

The Company granted 315,400 and  544,400 stock options to employees and directors of the Company during the three and six months ended June 30, 2020, respectively, and 42,000 and 109,500 stock options to employees and directors of the Company during the three and six months ended June 30, 2019, respectively.

The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2019	420,766	$17.71	8.4	$15,859
Granted	544,400	$48.10
Exercised	(34,124)	$12.48		$3,700
Cancelled or forfeited	(99,932)	$21.68
Outstanding at June 30, 2020	831,110	$37.36	9.0	$7,351
Exercisable at June 30, 2020	136,967	$8.71	6.3	$4,480
(1)	Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2020 and the exercise price of outstanding in-the-money options.

The weighted-average grant-date fair value per share of options granted to employees during the three months ended June 30, 2020 was $31.71.

There was $18.3 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.4 years as of June 30, 2020.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards and restricted stock awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019

Research and development	$181	$125	$370	$242
General and administrative	626	200	976	396
Total stock-based compensation	$807	$325	$1,346	$638

Stock Options Granted: The Company recorded stock-based compensation expense of $807 thousand and $1.3 million for the three and six months ended June 30, 2020, respectively and $252 thousand and $456 thousand for the three and six months ended June 30, 2019, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
Expected stock price volatility	76%	73%	75%	72%
Expected term of the award (years)	6.18	6.24	6.20	6.04
Risk-free interest rate	0.41%	2.11%	0.78%	2.34%
Weighted average exercise price	$45.07	$32.41	$48.09	$27.14
Forfeiture rate	6.42%	10.00%	6.42%	10.00%

Restricted Stock Awards: The Company granted 26,213 and 16,213 restricted stock awards (“RSAs”), on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively. The RSAs vested ratably over a one-year period and had completely vested as of May 31, 2019. No RSAs were outstanding as of June 30, 2020. The fair value of each restricted stock was $10.30 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of zero for the three and six months ended June 30, 2020 and $73 thousand and $182 thousand for the three and six months ended June 30, 2019, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations.

Shares remaining available for grant under the Company’s stock incentive plan were 1,537,262, with a sublimit for incentive stock options of 498,100, at June 30, 2020.

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

•	the timing, scope or results of regulatory filings and approvals, including timing of final US Food and Drug Administration (“FDA”), marketing and other regulatory approval of our product candidates;

•	our ability to achieve certain accelerated or orphan drug designations from the FDA;

•	our estimates regarding the potential market opportunity for B-VEC, KB105 and any other product candidates;

•	our research and development programs for our product candidates;

•	our plans and ability to successfully develop and commercialize our product candidates, including B-VEC, KB105 and our other product candidates;

•	our ability to identify and develop new product candidates;

•	our ability to identify, recruit and retain key personnel;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scalability and commercial viability of our proprietary manufacturing methods and processes;

•	the rate and degree of market acceptance and clinical utility of our product candidates and gene therapy, in general;

•	our competitive position;

•	our intellectual property position and our ability to protect and enforce our intellectual property;

•	our financial performance;

•	developments and projections relating to our competitors and our industry;

•	our ability to establish and maintain collaborations or obtain additional funding;

•	our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;

•	our ability to successfully resolve any intellectual property or other claims that may be brought against us;

•	any statements regarding compliance with the listing standards of The NASDAQ Capital Market;

•	the impact of laws and regulations; and

•

any statements regarding economic conditions, including statements related to the economic fallout from the COVID-19 pandemic and the impact on our business, or performance and any statement of assumptions underlying any of the foregoing.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Form 10-Q and in other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Overview

We are a clinical stage gene therapy company developing a new class of transformative medicines to treat diseases caused by gene or protein dysfunction or absence. Using our patented platform that is based on engineered HSV-1, we create vectors that encode functional proteins. Our vector is designed to be specifically and efficiently delivered to the target cell in an outpatient setting, via topical or intradermal routes of administration, where the cell’s own machinery transcribes and translates the encoded protein, restoring or augmenting protein function to treat or prevent disease.

Presently, we have two product candidates in the clinic to treat rare skin diseases. We initiated a Phase 3 pivotal trial on our most advanced product candidate, B-VEC, to treat dystrophic epidermolysis bullosa (“DEB”) on July 28, 2020.  Details of the pivotal study can be found at www.clinicaltrials.gov under NCT identifier NCT04491604. Presently, we anticipate filing the Biologics License Application (“BLA”) for B-VEC in 2021.  We initiated the Phase 2 portion of our Phase 1/2 study on our second product candidate, KB105, to treat autosomal recessive congenital ichthyosis (“ARCI”) on August 4, 2020 following a successful recent completion of a Phase 1 trial in adults.  Details of the Phase 2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing included on these websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.

We are also applying our HSV-1 platform towards the development of therapies to treat aesthetic skin conditions. We anticipate commencing a Phase 1 clinical study on our third product candidate, KB301, to treat wrinkles and acne scars in 2H 2020.

Recognizing the breadth and potential transformative power of our HSV-1 vector platform, we have expanded the scope of our product development beyond skin and have begun preclinical efforts in pulmonary diseases. The large payload capacity, robust tropism to epithelial cells (including human airway epithelia), immune-evasive properties, and manufacturing scalability of our HSV-based vector platform gives us an advantage over other viral vector therapies for pulmonary indications.  Our preclinical efforts to date have led to the development of a novel candidate, KB407, for the treatment of Cystic Fibrosis (“CF”), which has been shown to successfully transduce human CF patient-derived epithelial cells and deliver functional cystic fibrosis transmembrane conductance regulator (“CFTR”) in vitro in 2D and 3D organotypic systems, and is amendable to non-invasive inhaled administration in vivo, as indicated by successful delivery to the lungs through the use of a clinically relevant nebulizer in rodent healthy and diseased small animal models. Based on feedback from regulatory agencies, Investigational New Drug (“IND”) enabling safety and efficacy studies, including studies in non-human primates, are underway, and IND filing for KB407 is anticipated in 1H 2021. Additional pulmonary diseases are also being evaluated.

We believe that gene therapy companies should control their manufacturing destiny and that having in-house current good manufacturing practices (“cGMP”) facilities allow a gene therapy company to maintain better quality control, shorter lead times, lower costs and better command over intellectual property. Last year, we completed the construction of our own commercial scale cGMP-compliant manufacturing facility, ANCORIS, to enhance supply chain control, increase supply capacity for clinical trials and ensure commercial demand is met in the event that B-VEC and our other product candidates receive marketing approval.  The clinical material for the pivotal trial has been produced at ANCORIS and we expect to produce initial commercial launch material of B-VEC will be produced at the same facility. Earlier this year, we announced the ground-breaking of our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area. The ASTRA facility is being designed as a state-of-the-art cGMP manufacturing facility that, beyond providing for expansion of Krystal’s current production platform, will allow the in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, fully-integrating all components of the supply chain from starting materials to patient experience. We anticipate that the ASTRA facility will initially be used as a commercial back-up facility for B-VEC. Eventually, the ASTRA facility will be expanded to produce investigational and commercial material for our pipeline products. We have recently expanded our facility design to include additional production, administrative and training space and expect the 150,000 square foot facility to be completed and validated in 2022. We intend to use ASTRA and ANCORIS for clinical and commercial production of our product candidates.

We have a rapidly expanding portfolio of issued patents in both the United States and foreign jurisdictions and believe that the granting of these patents, which are entirely owned by the Company, protects our core platform and products based thereupon, affording us the freedom to use our patented platform for the development of novel therapeutics for multiple indications. We continue to advance our IP portfolio actively through the filing of new patent applications, divisionals, and continuations relating to our technologies as we deem appropriate. In addition to our patents, we rely on trade secrets and know-how to develop and maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and intellectual property assignment agreements with our employees, consultants and commercial partners. We also seek to preserve the integrity and confidentiality of our data, trade secrets, and know-how, including by implementing measures intended to maintain the physical and electronic security of our research and manufacturing facilities, as well as our information technology systems.

Our desire is to bring transformative medicines, using our platform, to patients suffering from debilitating diseases and conditions. A brief overview of our pipeline follows below.

Pipeline

The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development presently:

Product Indication Discovery Predlinical Phase I/II Phase Marketed  B-VEC†¤•Δ‡§ Dystrophic EB KB105†¤•‡ TGM1-deficient ARCI KB301 Aesthetic Skin Conditions KB104 Netherton Syndrome KB407 Cystic Fibrosis KB5XX Chronic Skin Diseases †: FDA Orphan Drug Designation ¤: FDA Rare Pediatric Disease Designation •: Fast-track Designation Δ: FDA RMAT designation ‡: EMA Orphan Drug Designation §: EMA PRIME Designation  Today 12months

Beremagene Geperpavec (“B-VEC”) for the treatment of Dystrophic Epidermolysis Bullosa

Our lead product candidate, B-VEC, is a topical gene therapy to treat DEB, a rare and severe monogenic skin disease for which there is currently no approved treatment.  DEB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the formation of the protein type VII collagen, or COL7, that forms anchoring fibrils that bind the dermis, or inner layer of the skin, to the epidermis, or outer layer of the skin. In DEB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils, leading to extremely fragile skin that blisters and tears from minor friction or trauma. Those who are born with DEB are sometimes called “butterfly children,” because their skin is likened to be as fragile as the wings of a butterfly. DEB patients may suffer from open wounds, skin infections, fusion of fingers and toes and gastrointestinal tract problems throughout their lifetime, and may eventually develop squamous cell carcinoma, a potentially fatal condition.

In July 2020, we announced initiation of our Phase 3 pivotal study known as GEM-3. The trial is a randomized, double-blind, intra patient placebo-controlled multicenter study designed to evaluate the efficacy and safety of B-VEC for patients suffering from both recessive and dominant forms of DEB. The trial aims to enroll approximately thirty (30) participants with DEB, aged 6 months or older at time of consent. Investigator identified wound pairs, up to three in each patient, are deemed the “primary” wounds. These primary wounds will be treated once weekly for six months with either B-VEC or placebo, until wound closure. If a wound were to re-open at any point during the study, weekly dosage will resume until closure. The dose administered to each wound is dependent on the size of the wound and ranges from 4x108 to 1.2x109 PFU per wound. A maximum vector dose per patient per week has been defined on the basis of preclinical and clinical safety data. In the event that the maximum dose per patient has not been reached based on dosing of the primary wounds, the study investigators and patients will have the opportunity to select additional “secondary” wounds across which the remaining weekly dose may be applied.

The Primary Outcome Measure is complete wound healing determined by the Investigator, as compared to baseline in B-VEC treated wounds versus placebo treated wounds at Weeks 20, 22 and 24. Secondary endpoints to be evaluated in the study include complete wound healing at Weeks 8, 10 and 12; the mean change in pain severity (using either a VAS or FLACC-R Scale) per primary wound site associated with wound dressing; the proportion of primary wound sites with ≥75% healing assessed via Canfield photography. Additional exploratory measures include relative time to wound closure from baseline, duration of wound closure, mean reduction in wound surface area in B-VEC treated versus placebo treated wounds, mean change in Quality of Life in addition to Skindex score as compared to baseline at Week 24. Throughout the study, participants will complete questionnaires, have images captured of their study wounds, undergo physical exams, have vital signs and safety labs monitored. Additional details on the study protocol are available at www.clinicaltrials.gov under NCT identifier NCT04491604.  Nothing included on this website shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q. We anticipate having top-line data from this trial, as well as filing of a BLA with the FDA in 2021. We are aligned with the European Medicines Agency (“EMA”) on a pivotal trial design and we believe that data from GEM-3 will form the basis of a Marketing Authorisation Application (“MAA”) filing, shortly after the BLA.

In May of 2020, complete Phase 1/2 data from the GEM-1 and GEM-2 studies was presented at the Society of Investigational Dermatology (“SID”) meeting. The Phase 1 portion of the trial commenced in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018.  The Phase 2 portion of the trial commenced in December 2018 at Stanford University, and we announced positive interim results from this clinical study in June 2019.

The FDA and the EMA have each granted B-VEC orphan drug designation for the treatment of DEB, and the FDA has granted B-VEC fast track designation and rare pediatric designation for the treatment of DEB. In addition, in 2019, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) to B-VEC for the treatment of DEB and the EMA granted PRIority MEdicines, or PRIME, eligibility for B-VEC to treat DEB. The PRIME designation is awarded by the EMA to promising medicines that target an unmet medical need.

KB105 for the treatment of Autosomal Recessive Congenital Ichthyosis

Our second pipeline candidate, KB105, delivers functional human transglutaminase 1 (“TGM1”), genes using our gene therapy platform to patients with TGM1-deficient ARCI. ARCI is a life-long, severe monogenic skin disease. While a number of genetic mutations have been associated with the development of ARCI, the most common cause of ARCI is an inactivating mutation in the TGM1 gene encoding the enzyme transglutaminase-1, a protein that is essential for the proper formation of the skin barrier. Mutations in the TGM1 gene, and the subsequent disruption to the epidermal barrier, leads to pronounced dehydration and trans-epidermal exposure to unwanted toxins and surface microorganisms, greatly increasing the risk of infection and sepsis. Transglutaminase-1 deficiency is associated with increased mortality in the neonatal period and has a dramatic impact on quality of life. There are currently no treatments targeting molecular correction of this disease.

In August 2020, we initiated the second phase of our Phase 1/2 clinical trial of KB105 to treat ARCI. In this second phase, we plan to enroll up to approximately 4 additional patients, including pediatric patients. Four rectangular 100cm2 (4-inch x 4-inch) areas of skin will be selected as Target Areas on each subject.  Two sites will receive an initial and a repeat dose of 4.0 x 109 PFU/Treated Area (TA) while the other two sites will receive 1.0 x 1010 PFU/ TA. The primary objective of the study is to assess the improvement in localized severity of disease through an Investigator’s Global Assessment (“IGA”) of disease severity in the treatment area and TGM1 expression and activity and to evaluate safety through the incidence of adverse events associated with KB105 post administration. Additional details on the study protocol are available at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing on this website shall be deemed incorporated into this Quarterly Report on Form 10-Q.

In May 2020, clinical data from the first phase of the Phase 1/2 study which enrolled adult patients were presented at the SID meeting. Additional details on the interim results are available at http://ir.krystalbio.com/index.php/news-releases/news-release-details/krystal-biotech-announces-positive-interim-results-phase-12. The study was initiated in September 2019. Nothing on this website shall be deemed incorporated into this Quarterly Report on Form 10-Q.

KB301 for the treatment of aesthetic skin conditions

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

We anticipate commencing a Phase 1 clinical trial for the treatment of wrinkles and acne scars in 2H 2020.

KB104 for the treatment of Netherton Syndrome

KB104 is designed to deliver functional Serine Protease Inhibitor Kazal-type 5 (“SPINK5”), genes using our gene therapy platform to patients suffering from Netherton Syndrome, which is a debilitating monogenic autosomal recessive skin disorder that causes defective keratinization, severe skin barrier defects, and recurrent infections. Severe Netherton Syndrome symptoms in infants are associated with failure to thrive, hypernatremic dehydration secondary to excess fluid loss, delayed growth, short stature, and recurrent infections. Clinically, Netherton Syndrome is characterized by congenital ichthyosiform erythroderma, hair shaft defects, recurrent infections, and a defective skin barrier. A predisposition to allergies, asthma, and eczema is also characteristic of Netherton Syndrome. Ultimately, those afflicted by Netherton Syndrome often experience chronic skin inflammation, severe dehydration, and stunted growth.

KB407 for the treatment of Cystic Fibrosis

We are developing KB407 as a non-invasive inhaled gene therapy product for the treatment of CF and are currently in the preclinical phase with plans to file an IND for KB407 in 2021.

CF, the most common inherited genetic disorder in the United States, is caused by mutations in the gene encoding CFTR. Lack of functional CFTR in secretory airway epithelia results in defective Cl-, bicarbonate, and thiocyanate secretion, coupled with enhanced Na+ absorption and mucus production, leading to dehydration and acidification of the airway surface liquid. CF is characterized by recurrent chest infections, increased airway secretions, and eventually, respiratory failure. While CF comprises a multiorgan pathology affecting the upper and lower airways, gastrointestinal and reproductive tracts, and the endocrine system, the primary cause of morbidity and mortality in CF is due to progressive lung destruction. According to the US Cystic Fibrosis Foundation (“CFF”), the median age at death for patients with CF in the United States was 30.8 years in 2018. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations and there is a significant unmet medical need for patients with CF who have genetic mutations non-amenable to currently approved CFTR small molecule “modulators”. According to the CFF, approximately 30,000 patients in the United States and more than 70,000 patients worldwide are living with CF, and approximately 850 new cases of CF were diagnosed in 2018.

Other

In December 2019, COVID-19 was first reported in Wuhan, China and in March 2020, a global pandemic was declared by the World Health Organization. In an effort to slow the spread of the virus, certain governments, including the Commonwealth of Pennsylvania where the Company’s primary offices, laboratory and manufacturing spaces are located, enacted stay-at-home orders, and sweeping restrictions to travel were initiated by corporations and governments. Although these restrictions have been lifted in some areas, it is not known at this time whether they will be reestablished or the extent to which the Company will be impacted. The degree of COVID-19’s effect on the Company’s clinical, operational and financial performance will depend on future developments, including additional protective measures that may be implemented by governmental authorities or the Company to protect its employees, or by investigators, caregivers or patients to minimize exposure, all of which are uncertain and difficult to predict. While to date the impact of COVID-19 on our business and clinical trials has been minimal, we will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and preclinical and clinical trial activities.

On July 21, 2020, the Company announced the appointment of Whitney Ijem to the newly created position of Senior Vice President, Strategy and Business Development. Ms. Ijem joins Krystal from Guggenheim Securities, where she served as Managing Director and Senior Biotechnology Analyst covering genetic medicine and rare disease companies.

At June 30, 2020, our cash, cash equivalents and short-term investments balance was approximately $297.2 million. Since operations began, we have incurred operating losses. Our net losses were $6.8 million and $12.2 million for the three and six months ended June 30, 2020 and $5.3 million and $9.5 million for the three and six months ended June 31, 2019, respectively. At June 30, 2020, we had an accumulated deficit of $51.2 million. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our costs will continue to increase significantly as a result of our current and planned business activities, such as:

• conducting our Phase 3 clinical trial for B-VEC and our continued Phase 1/2 clinical trial for KB105;

• continued research and development-related activities for the advancement of our pipeline product candidates into clinical development, such as KB104, KB301 and KB407;

• construction of our cGMP manufacturing facility, ASTRA, and related completion and validation costs;

• manufacturing of our clinical trial materials;

• pursuing regulatory approval for our product candidates;

• adding personnel to support our administrative, product development and commercialization efforts; and

• activities leading up to the commercial launch of B-VEC in multiple markets.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our planned preclinical studies for our pipeline product candidates, or our operations. Our funds may not be sufficient to enable us to seek marketing approval for or to commercially launch B-VEC, KB105 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize this or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our planned business strategy.

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

We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we begin our pivotal Phase 3 clinical trial for B-VEC, conduct our ongoing Phase 1/2 clinical trial for KB105, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of our clinical trials, and, as a result, the actual costs to complete our clinical trials may exceed the expected costs.

General and Administrative Expenses

General and administrative expenses consist principally of professional fees associated with corporate and intellectual property-related legal expenses, consulting and accounting services, facility-related costs and expenses associated with obtaining and maintaining patents. Other general and administrative costs include stock-based compensation and travel expenses.

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

Critical Accounting Policies, Significant Judgments and Estimates

There have been no significant changes during the three and six months ended June 30, 2020 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change
(In thousands)	(unaudited)
Expenses
Research and development	$3,639	$4,216	$(577)
General and administrative	3,315	1,674	1,641
Total operating expenses	6,954	5,890	1,064
Loss from operations	(6,954)	(5,890)	(1,064)
Other Income
Interest and other income, net	121	542	(421)
Net loss	$(6,833)	$(5,348)	$(1,485)

Research and Development Expenses

Research and development expenses decreased $577 thousand in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Lower research and development expenses were due largely to a reduction in outsourcing research and development activities of $981 thousand and lab supplies of $118 thousand offset by increases in payroll related expenses of $367 thousand which is primarily driven by an increase in headcount to support overall growth and includes a $56 thousand increase in stock-based compensation, and other research and development expenses of $155 thousand.

General and Administrative Expenses

General and administrative expenses increased $1.6 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Higher general and administrative spending was due largely to increases in payroll related expenses of $955 thousand which is primarily driven by an increase in headcount to support overall growth and includes a $426 thousand increase in stock-based compensation, market research related expenses of $490 thousand and other administrative expenses of $196 thousand.

Interest and Other Income

Interest and other income for the three months ended June 30, 2020 and 2019 was $121 thousand and $542 thousand, respectively and consisted of interest and dividend income earned from our cash, cash equivalents and investments.

Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
(In thousands)	(unaudited)
Expenses
Research and development	$7,164	$7,383	$(219)
General and administrative	5,735	3,202	2,533
Total operating expenses	12,899	10,585	2,314
Loss from operations	(12,899)	(10,585)	(2,314)
Other Income
Interest and other income, net	725	1,126	(401)
Net loss	$(12,174)	$(9,459)	$(2,715)

Research and Development Expenses

Research and development expenses decreased $219 thousand in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Lower research and development expenses were due largely to a reduction in the outsourcing research and development activities of approximately $1.0 million and lab supplies of $393 thousand offset by increases in payroll related expenses of $840 thousand which is primarily driven by an increase in headcount to support overall growth and includes a $128 thousand increase in stock-based compensation, and other research and development expenses of $367 thousand.

General and Administrative Expenses

General and administrative expenses increased $2.5 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Higher general and administrative spending was due largely to increases in payroll related expenses of $1.5 million which is primarily driven by an increase in headcount to support overall growth and includes a $580 thousand increase in stock-based compensation, market research related expenses of $490 thousand, and other administrative expenses of $548 thousand.

Interest and Other Income

Interest and other income for the six months ended June 30, 2020 and 2019 was $725 thousand and $1.1 million, respectively and consisted of interest and dividend income earned from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Overview

As of June 30, 2020, the Company had an accumulated deficit of $51.2 million. With the net proceeds raised from its public and private securities offerings, including the public offering completed in May 2020, the Company believes that its cash, cash equivalents and short-term investments of approximately $297.2 million as of June 30, 2020 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all. In addition, the COVID-19 pandemic may negatively impact our operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.

Operating Capital Requirements

We expect our primary use of capital to continue to be for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. We believe that our available funds will be sufficient to enable us to complete our pivotal Phase 3 clinical trials for B-VEC and to continue Phase 1/2 clinical trials for KB105 as well as to continue construction and validation related activities associated with our cGMP manufacturing facility, ASTRA.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timeline and cost of our pivotal Phase 3 clinical trial for B-VEC;
•	the progress, timing, results and costs of our ongoing Phase 1/2 clinical trial for KB105;
•	the progress, timing and costs of manufacturing of B-VEC for our pivotal Phase 3 clinical trials;
•	the continued development and the filing on an IND application for future product candidates;
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

We expect that we may need to obtain substantial additional funding in order to receive regulatory approval and to commercialize B-VEC or any other product candidates, including KB105. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of B-VEC, KB105 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to B-VEC or KB105 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Six months Ended June 30,
	2020	2019
	(unaudited)
Net cash used in operating activities	$(11,293)	$(7,424)
Net cash used in investing activities	(2,255)	(3,718)
Net cash provided by financing activities	117,712	94,059
Net increase in cash	$104,164	$82,917

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $11.3 million and consisted primarily of a net loss of $12.2 million adjusted for non-cash items of depreciation and amortization and stock-based compensation expense of $2.2 million, and cash used by increases in net operating assets of approximately $1.3 million.

Net cash used in operating activities for the six months ended June 30, 2019 was $7.4 million and consisted primarily of a net loss of $9.5 million adjusted for non-cash items of depreciation and amortization and stock-based compensation expense of approximately $1.2 million, and cash provided by decreases in net operating liabilities of $891 thousand.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $2.3 million and consisted primarily of purchases of $3.2 million of short-term available-for-sale investment securities, and expenditures of $3.5 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, partially offset by proceeds of $4.4 million received from the maturities of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2019 was $3.7 million and consisted primarily of purchases of $4.7 million of short-term available-for-sale investment securities, and expenditures of $2.9 million on the build-out of our new cGMP facilities and purchases of computer and laboratory equipment, partially offset by proceeds of $3.9 million received from the maturities of short-term investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $117.7 million and was primarily from proceeds from our public offering in May 2020 of 2,275,000 shares of our common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million and other offering expenses of approximately $463 thousand, of which $132 thousand was unpaid as of June 30, 2020.

Net cash provided by financing activities for the six months ended June 30, 2019 was $94.1 million and was primarily from proceeds from our public offering in June 2019 of 2,500,000 shares of our common stock at a price to the public of $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million and other offering expenses of approximately $190 thousand, of which all was unpaid as of June 30, 2019.

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

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $297.2 million at June 30, 2020, which consist primarily of money market, bank deposits, U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will likely decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphanGen Inc., which also named our chief executive officer and chief operating officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform.  In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages.  On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim.  On the same day, the Messrs. Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds.  We will oppose that motion.  The court has not yet set a date for the scheduling conference at which we expect a schedule for the early phases of the case will be set.

While we are unable to provide any assurances as to the ultimate outcome of the case, we believe the allegations in the complaint are without merit, and we intend to vigorously defend against them.  We are currently unable to estimate the costs and timing of any litigation, including any potential damages if PeriphaGen were to prevail on its claims.

Item 1A. Risk Factors.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred recurring losses and negative cash flows from operations and, at June 30, 2020, we had an accumulated deficit of $51.2 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, B-VEC and KB105 and additional product candidates that we may pursue in the future. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates, B-VEC and KB105, as well as to building out our infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our research and the clinical development of B-VEC and KB105, including our current clinical trials and planned future trials;
•	initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;
•	prepare our BLA, MAA, and approvals in certain other countries for B-VEC and KB105;
•	ramp-up our in-house commercial-scale cGMP manufacturing facility;
•	manufacture material for clinical trials or potential commercial sales;
•	further develop our gene therapy product candidate portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other product candidates and technologies; and
•	seek marketing approval for B-VEC, KB105 and additional product candidates in the European Union (“EU”) and in other key geographies.

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

We currently only have two product candidates, B-VEC and KB105, in clinical trials and are initiating trials for a third candidate KB301 in the near future, and we may never develop, acquire or in-license additional product candidates. We may never succeed in any or all these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of B-VEC and KB105, our expenses could increase and revenue could be further delayed.

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

Our future capital requirements will depend on many factors, including:

•	the progress, timing, results and costs of our Phase 3 clinical trials for B-VEC;
•	the progress, timing, results and costs of our Phase 2 clinical trials for KB105;
•	the continued development and the filing on an IND application for other product candidates;
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

We are a development-stage company that commenced operations in 2016. Our efforts to date, with respect to the development of B-VEC and KB105, have been limited to organizing and staffing our company, business planning, raising capital, developing our STAR-D platform and related technologies, identifying B-VEC and KB105 as potential gene therapy product candidates and undertaking preclinical studies and clinical trials of B-VEC and KB105. While we have conducted our first clinical trials of B-VEC and KB105, we have not yet demonstrated the ability to complete clinical trials of B-VEC, KB105 or any other product candidate, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success, performance or viability may not be as accurate as they could be if we had more experience developing gene therapy products.

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

•

interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact our ability to conduct preclinical and clinical activities as well as product approval timelines;

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

We announced positive interim results from the Phase 1 portion of our Phase 1/2 clinical trial of B-VEC in October 2018 and positive interim results from the Phase 2 portion in June 2019.  We commenced Phase 3 clinical trials for B-VEC in July 2020. There is no guarantee that results of this or any potential future clinical trials will be positive or that we will be able to complete this or any potential future clinical trials on the anticipated timelines or at all. The positive interim results we have observed for B-VEC may not be predictive of the ultimate outcome of any future clinical trials, and the current and future clinical trial process may fail to demonstrate that B-VEC is safe for humans and effective for indicated uses, which may cause us to abandon B-VEC. Furthermore, research and discoveries by us or others may identify serious adverse events, undesirable side effects or other unexpected properties of our current and future product candidates, including B-VEC, that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. If we were to engage a National Institutes of Health funded institution to conduct a clinical trial, that institution’s Institutional Biosafety Committee (“IBC”) as well as its Institutional Review Board (“IRB”), would need to review the proposed clinical trial to assess the safety of the trial. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

Further, we, the FDA or an IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.

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

On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, B-VEC, for the treatment of DEB and we may seek orphan drug designation from the FDA for our future product candidates. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation (“OMPD”) for B-VEC. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in early clinical development for treatment of patients with TGM1 deficient ARCI, and on October 10, 2019, the European Commission granted the Orphan Medicinal Product Designation for KB105. There are currently no treatments for ARCI, which affects approximately 20,000 patients worldwide. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.

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

On May 23, 2018, the FDA granted Fast Track designation in the United States for B-VEC. We have been granted rare pediatric disease designation for B-VEC. On August 23, 2018, the FDA granted rare pediatric disease designation for KB105. In addition, B-VEC was granted RMAT by the FDA in June 2019 and Priority Medicine (“PRIME”), in March 2019 by EMA. The receipt of any of these designations for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”), and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“PPACA”), was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the US pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act (“ACA”) that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Further, on December 14, 2018, US Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal and replace elements of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach

•

Notification Rules under HITECH and the Genetic Information Nondiscrimination Act; Other modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;

•

federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;

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

Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we try to observe the terms of agreements under which we obtain access to third party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described above under “Item 3—Legal Proceedings,” on May 1, 2020, a complaint was filed against us by Periphagen Inc., which also named our chief executive officer and our chief operating officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts we used to develop our product candidates, including the vector backbones, and our STAR-D platform. If we fail in defending any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our technologies, which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

As of June 30, 2020, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 20% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: August 7, 2020	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer