Form 10-Q
period 2020-09-30
Krystal Biotech, Inc.
filed 2020-11-09
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number: 001-38210
_____________________________________________________
Krystal Biotech, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________

Delaware	82-1080209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2100 Wharton Street, Suite 701
Pittsburgh, Pennsylvania 15203
(Address of principal executive offices and zip code)
(412) 586-5830
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________
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
Emerging growth company     ☒
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2020, there were 19,707,620 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except shares and per share data)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$282,369	$187,514
Short-term investments	3,996	6,171
Prepaid expenses and other current assets	1,287	2,195
Total current assets	287,652	195,880
Property and equipment, net	17,512	8,475
Long-term investments	—	497
Prepaid rent	2,400	—
Right-of-use asset	2,476	2,709
Other non-current assets	1,411	1,462
Total assets	$311,451	$209,023
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,591	$1,021
Current portion of lease liability	564	480
Accrued expenses and other current liabilities	4,043	1,826
Total current liabilities	7,198	3,327
Lease liability	2,533	2,782
Total liabilities	9,731	6,109
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at September 30, 2020 (unaudited) and December 31, 2019; 2,061,773 shares issued, and no shares outstanding at September 30, 2020 (unaudited) and December 31, 2019	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at September 30, 2020 (unaudited) and December 31, 2019; 19,706,870 and 17,354,310 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Additional paid-in capital	362,531	241,951
Accumulated other comprehensive income	20	10
Accumulated deficit	(60,831)	(39,047)
Total stockholders' equity	301,720	202,914
Total liabilities and stockholders' equity	$311,451	$209,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Expenses
Research and development	$5,100	$3,885	$12,264	$11,267
General and administrative	4,580	1,457	10,315	4,660
Total operating expenses	9,680	5,342	22,579	15,927
Loss from operations	(9,680)	(5,342)	(22,579)	(15,927)
Other Income
Interest and other income, net	70	1,070	795	2,196
Net loss	(9,610)	(4,272)	(21,784)	(13,731)
Unrealized gain (loss) on available-for-sale securities	(20)	(7)	10	9
Comprehensive loss	$(9,630)	$(4,279)	$(21,774)	$(13,722)

Net loss per common share: Basic and diluted	$(0.49)	$(0.25)	$(1.18)	$(0.89)

Weighted-average common shares outstanding: Basic and diluted	19,676,016	17,291,245	18,477,495	15,420,995
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	16,254	—	243	—	—	243
Stock-based compensation expense	—	—	539	—	—	539
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(5,341)	(5,341)
Balances at March 31, 2020	17,370,564	$—	$242,733	$24	$(44,388)	$198,369
Issuance of common stock, net	2,293,495	—	117,337	—	—	117,337
Stock-based compensation expense	—	—	807	—	—	807
Unrealized gain on investments	—	—	—	16	—	16
Net loss	—	—	—	—	(6,833)	(6,833)
Balances at June 30, 2020	19,664,059	$—	$360,877	$40	$(51,221)	$309,696
Issuance of common stock, net	42,811	—	298	—	—	298
Stock-based compensation expense	—	—	1,356	—	—	1,356
Unrealized loss on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(9,610)	(9,610)
Balances at September 30, 2020	19,706,870	$—	$362,531	$20	$(60,831)	$301,720

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2019	14,428,916	$—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock, net	14,653	—	44	—	—	44
Stock-based compensation expense	—	—	313	—	—	313
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(4,111)	(4,111)
Balances at March 31, 2019	14,443,569	$—	$133,540	$16	$(24,070)	$109,486
Issuance of common stock, net	2,501,500	—	93,825	—	—	93,825
Stock-based compensation expense	—	—	325	—	—	325
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(5,348)	(5,348)
Balances at June 30, 2019	16,945,069	$—	$227,690	$18	$(29,418)	$198,290
Issuance of common stock, net	362,571	—	13,357	—	—	13,357
Stock-based compensation expense	—	—	278	—	—	278
Unrealized loss on investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(4,272)	(4,272)
Balances at September 30, 2019	17,307,640	$—	$241,325	$11	$(33,690)	$207,646
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Operating Activities
Net loss	$(21,784)	$(13,731)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,361	753
Stock-based compensation expense	2,702	916
Loss on disposals of fixed assets	33	54
Changes in operating assets and liabilities
Prepaid expenses and other current assets	489	(465)
Prepaid rent	(2,400)	—
Lease liability	(165)	(55)
Accounts payable	725	170
Accrued expenses and other current liabilities	980	668
Net cash used in operating activities	(18,059)	(11,690)

Investing Activities
Purchases of property and equipment	(7,636)	(4,120)
Purchases of short-term investments	(3,205)	(6,867)
Proceeds from maturities of short-term investments	5,877	6,587
Net cash used in investing activities	(4,964)	(4,400)

Financing Activities
Issuance of common stock, net	117,878	107,226
Net cash provided by financing activities	117,878	107,226

Net increase in cash and cash equivalents	94,855	91,136

Cash and cash equivalents at beginning of period	187,514	103,670
Cash and cash equivalents at end of period	$282,369	$194,806

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$3,173	$1,026
Initial recognition of right-of-use assets	$—	$3,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. and its consolidated subsidiary (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. On March 31, 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech, LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purposes of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical studies for aesthetic skin conditions.
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
Liquidity
As of September 30, 2020, the Company had an accumulated deficit of $60.8 million. With the net proceeds raised from its public and private securities offerings, including the public offering completed in May 21, 2020, the Company believes that its cash, cash equivalents and short-term investments of approximately $286.4 million as of September 30, 2020 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas including stock-based compensation expense, accrued expenses, the fair value of financial instruments, incremental borrowing rate for lease liability, and the valuation allowance included in the deferred income tax calculation.
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

Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy that prioritizes the inputs used in determining fair value by their reliability and preferred use, as follows:
•Level 1— Valuations based on quoted prices in active markets for identical assets or liabilities.
•Level 2— Valuations based on quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.
•Level 3— Valuations based on inputs that are both significant to the fair value measurement and unobservable.
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

Computer equipment and software	3 years
Lab equipment	3 -7 years
Furniture and fixtures	3 years
Leasehold improvement	shorter of 8 years or remaining life of lease
Construction-in-progress is not depreciated until the asset is placed in service.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three and nine months ended September 30, 2020 and 2019.

Leases
We have entered into lease agreements for our laboratory, manufacturing and office spaces. On January 1, 2019, we adopted ASC 842 – Leases. Pursuant to ASC 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASC 842, we recorded an operating lease right-of-use asset of $1.1 million and an operating lease liability of $1.4 million on the condensed consolidated balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligations represent our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, we have used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. The Company adopted the new lease standard as of the effective date of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company took advantage of the transition package of practical expedients permitted within ASC 842, which allowed the Company not to reassess previous accounting conclusions around whether arrangements were, or contained, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for lease and non-lease components of its operating leases as a single component.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) (“ASU 2018-13”) which removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance was effective for us commencing in the first quarter of 2020. Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. The adoption of the guidance resulted in us disclosing the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2020 and 2019.
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Stock options are common share equivalents. There were 853,336 and 452,311 common share equivalents outstanding as of September 30, 2020 and 2019, respectively, in the form of stock options, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(In thousands, except shares and per share data)	(Unaudited)		(Unaudited)
Numerator:
Net loss per common share	$(9,610)	$(4,272)	$(21,784)	$(13,731)
Denominator:
Weighted-average basic and diluted common shares	19,676,016	17,291,245	18,477,495	15,420,995
Basic and diluted net loss per common share	$(0.49)	$(0.25)	$(1.18)	$(0.89)

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$3	$—	$—	$3	$3	$—	$—
Money market instruments	282,366	—	—	282,366	282,366	—	—
Subtotal	282,369	—	—	282,369	282,369	—	—
Level 2:
U.S. government agency securities	501	2	—	503	—	503	—
Certificates of deposit	3,474	19	—	3,493	—	3,493	—
Subtotal	3,975	21	—	3,996	—	3,996	—
Total	$286,344	$21	$—	$286,365	$282,369	$3,996	$—

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$3	$—	$—	$3	$3	$—	$—
Money market instruments	187,511	—	—	187,511	187,511	—	—
Subtotal	187,514	—	—	187,514	187,514	—	—
Level 2:
U.S. government agency securities	1,747	6	—	1,753	—	1,753	—
Certificates of deposit	4,911	4	—	4,915	—	4,418	497
Subtotal	6,658	10	—	6,668	—	6,171	497

Total	$194,172	$10	$—	$194,182	$187,514	$6,171	$497
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one year and two years.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Construction-in-progress	$9,389	$2,431
Leasehold improvements	4,712	3,179
Furniture and fixtures	854	99
Computer equipment and software	67	45
Laboratory equipment	4,457	3,571
Total property and equipment	19,479	9,325
Accumulated depreciation and amortization	(1,967)	(850)
Property and equipment, net	$17,512	$8,475
Depreciation expense was $399 thousand and $1.1 million for the three and nine months ended September 30, 2020, respectively, and $190 thousand and $498 thousand for the three and nine months ended September 30, 2019, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Accrued preclinical and clinical expenses	$969	$977
Accrued professional fees	358	24
Accrued payroll and benefits	1,096	510
Accrued taxes	30	40
Accrued construction in progress	1,577	263
Other current liabilities	13	12
Total	$4,043	$1,826

6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease was amended to increase the area leased to approximately 31,000 square feet and to extend the expiration date to February 28, 2027, including 6,000 square feet relating to a month-to-month lease that we utilized through February 2020.
On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility (“ASTRA”) in the Pittsburgh, Pennsylvania area (“ASTRA lease”) with Northfield I, LLC (the “Landlord”). The 150,000 square foot facility is under construction and is expected to be completed and validated in 2022. The lease will commence when the space is available for access, which is anticipated to be in 2H 2020, and has an initial term that expires on October 31, 2035. The ASTRA lease contains an option (“Purchase Option”) to purchase the building, related improvements and take corresponding assignment of the Landlord's rights under its existing Ground Lease (the “Ground Lease”). The Purchase Option may be

exercised by the Company at any time prior to the date that is thirty days after the initial delivery date, as defined in the lease as the date in which certain delivery conditions have been met by the Landlord. A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020. The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, is recorded as prepaid rent in the condensed consolidated balance sheet as of September 30, 2020. Refer to Note 10 for additional information.
As of September 30, 2020, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2020 (remaining three months)	$274
2021	1,358
2022	1,385
2023	1,413
2024	1,441
Thereafter	11,316
Future minimum operating lease payments	$17,187
Less: Operating lease payments for ASTRA	13,195
Less: Interest	895
Present value of lease liability	$3,097

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	(unaudited)
	September 30, 2020	September 30, 2019
Operating leases:
Right-of-use asset	$2,476	$2,796
Current portion of lease liability	564	462
Lease liability	2,533	2,860
Total lease liability	$3,097	$3,322
Weighted average remaining lease term, in years	6.4	7.4
Weighted average discount rate	8.0%	8.0%

The Company recorded operating lease costs of $148 thousand and $458 thousand for the three and nine months ended September 30, 2020 and $167 thousand and $449 thousand for the three and nine months ended September 30, 2019, respectively, and variable lease costs of $60 thousand and $88 thousand for the three and nine months ended September 30, 2020 and $9 thousand and $26 thousand for the three and nine months ended September 30, 2019.
Clinical Supply and Product Manufacturing Agreements
The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”) for the manufacture of clinical trial materials and Contract Research Organizations (“CROs”) for clinical trial services. The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test our drug product candidates, B-VEC and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of September 30, 2020 under these agreements for the manufacturing of our drug product is approximately $4.8 million. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $1.3 million and $2.3 million for the three months and nine months ended September 30, 2020, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2019, respectively.

Other Contractual Obligations
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon market research activities relating to our lead product candidate, B-VEC. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. Business activities being performed under these contracts primarily include market research and other related activities. The estimated remaining commitment as of September 30, 2020 is $1.2 million. The Company has incurred expenses under these activities of $582 thousand and $1.1 million for the three and nine months ended September 30, 2020, respectively, and zero for the three and nine months ended September 30, 2019, respectively.
Legal Proceedings
On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen Inc., which also named our chief executive officer and chief operating officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, the Messrs. Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we have opposed the motion. Discovery in the case has commenced and is expected to continue into the first half of 2021.
While we are unable to provide any assurances as to the ultimate outcome of the case, we believe the allegations in the complaint are without merit, and we intend to vigorously defend against them. We are currently unable to estimate the costs and timing of any litigation, including any potential damages if PeriphaGen were to prevail on its claims.
7.    Capitalization
Sale of Common Stock
On November 1, 2017, the Company entered into a stock purchase agreement (“the Agreement”), with the Epidermolysis Bullosa Medical Research Foundation, a California not-for-profit corporation (“EBMRF"), and EB Research Partnership, Inc., a New York not-for-profit corporation (“EBRP”), and together with EBMRF, the Purchasers, pursuant to which the Company sold to the Purchasers an aggregate of 70,000 shares of the Company’s common stock for a purchase price of $11.00 per share, or the Transaction. The Agreement contains redemption features whereby the Company is required to repurchase all or a portion of the shares at a purchase price of $11.00 per share or the closing trading price of the common stock on the redemption request date, whichever is higher, should the Company cease commercially reasonable efforts to work on the research plan pursuant to the Agreement. As the remaining redemption feature is within the control of the Company, the issued common stock has been classified as permanent equity. The Company has continued to perform work relating to the research plan and does not intend to cease commercially reasonable efforts to do so.
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

8.    Stock-Based Compensation
Stock options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one year and four-year periods. Stock options have a life of ten years.
The Company granted 195,850 and  740,250 stock options to employees and directors of the Company during the three and nine months ended September 30, 2020, respectively, and 29,500 and 139,000 stock options to employees and directors of the Company during the three and nine months ended September 30, 2019, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2019	420,766	$17.71	8.4	$15,859
Granted	740,250	$46.46
Exercised	(76,935)	$9.43		$5,423
Cancelled or forfeited	(230,745)	$30.55
Outstanding at September 30, 2020	853,336	$39.93	9.1	$6,056
Exercisable at September 30, 2020	104,266	$11.54	7.2	$3,285
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2020 and the exercise price of outstanding in-the-money options.

The weighted-average grant-date fair value per share of options granted to employees during the three months ended September 30, 2020 was $27.44.
There was $19.0 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.1 years as of September 30, 2020.
The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards and restricted stock awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Research and development	$344	$154	$714	$396
General and administrative	1,012	124	1,988	520
Total stock-based compensation	$1,356	$278	$2,702	$916
Stock Options Granted: The Company recorded stock-based compensation expense of $1.4 million and $2.7 million for the three and nine months ended September 30, 2020, respectively and $278 thousand and $734 thousand for the three and nine months ended September 30, 2019, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected stock price volatility	75%	74%	75%	72%
Expected term of the award (years)	6.20	6.24	6.20	6.08
Risk-free interest rate	0.34%	1.63%	0.66%	2.20%
Weighted average exercise price	$41.89	$38.72	$46.46	$29.73
Forfeiture rate	10.85%	10.00%	10.85%	10.00%
Restricted Stock Awards: The Company granted 26,213 and 16,213 restricted stock awards (“RSAs”), on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively. The RSAs vested ratably over a one-year period and had completely vested as of May 31, 2019. No RSAs were outstanding as of September 30, 2020. The fair value of each restricted stock was $10.30 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of zero for the three and nine months ended September 30, 2020 and zero and $182 thousand for the three and nine months ended September 30, 2019, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations.
Shares remaining available for grant under the Company’s stock incentive plan were 1,698,412, with a sublimit for incentive stock options of 537,068, at September 30, 2020.
9.    Related Party Transactions
In December 2019, the Company advanced $420 thousand to a member of our management team to cover the personal payroll and income taxes on their taxable income from NSO exercises. This employee repaid the Company in the full amount on January 6, 2020.
10.    Subsequent Events
On October 15, 2020, the Company gave the Landlord notice of its intent to purchase ASTRA for approximately $9.5 million, subject to the parties entering into a commercially reasonable purchase and sale agreement. The Company currently holds approximately $1.5 million on deposit with the Landlord under the existing lease agreement and intends to apply this deposit as a credit against the purchase price at closing. We also expect that the $2.4 million currently recorded as prepaid rent on the balance sheet would be reclassified to property, plant and equipment as part of the book value of the building. As a result of the purchase, the Company will also take assignment of the Lessor's Ground Lease, in accordance with the Purchase Option, of which lease payments are based on annual payments of $82 thousand, and subject to a cumulative 10% escalation clause every 5 years through 2071. The financial statement impact related to the transaction cannot be reasonably estimated as of the date of filing due to the uncertainty of market rates and the timing of the close of purchase.

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
Forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:
•the initiation, timing, progress and results of preclinical and clinical trials for B-VEC (previously “KB103”), KB105, KB301 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•the impact that the COVID-19 pandemic and measures to prevent its spread may have on our business operations, access to capital, research and development activities, and preclinical and clinical trials for B-VEC, KB105, KB301 and any other product candidates;
•the timing, scope or results of regulatory filings and approvals, including timing of final US Food and Drug Administration (“FDA”), marketing and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA;
•our estimates regarding the potential market opportunity for B-VEC, KB105, KB301 and any other product candidates;
•our research and development programs for our product candidates;
•our plans and ability to successfully develop and commercialize our product candidates, including B-VEC, KB105, KB301 and our other product candidates;
•our ability to identify and develop new product candidates;
•our ability to identify, recruit and retain key personnel;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the implementation of our business model, strategic plans for our business, product candidates and technology;
•the scalability and commercial viability of our proprietary manufacturing methods and processes;
•the rate and degree of market acceptance and clinical utility of our product candidates and gene therapy, in general;
•our competitive position;
•our intellectual property position and our ability to protect and enforce our intellectual property;
•our financial performance;
•developments and projections relating to our competitors and our industry;
•our ability to establish and maintain collaborations or obtain additional funding;
•our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;
•our ability to successfully resolve any intellectual property or other claims that may be brought against us;

•any statements regarding compliance with the listing standards of The NASDAQ Capital Market;
•the impact of laws and regulations; and
•any statements regarding economic conditions, including statements related to the economic fallout from the COVID-19 pandemic and the impact on our business, or performance and any statement of assumptions underlying any of the foregoing.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” elsewhere in this Form 10-Q and in other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.
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
Presently, we have two product candidates in the clinic to treat rare skin diseases. We announced initiation of a Phase 3 pivotal trial on our most advanced product candidate, B-VEC, to treat dystrophic epidermolysis bullosa (“DEB”) on July 28, 2020.  Details of the pivotal study can be found at www.clinicaltrials.gov under NCT identifier NCT04491604. We expect to complete enrollment in this study in early 2021 and anticipate having top-line data from this trial, as well as filing of a Biologics License Application ("BLA") with the U.S. Food and Drug Administration ("FDA"), in 2021.  We initiated the Phase 2 portion of our Phase 1/2 study on our second product candidate, KB105, to treat autosomal recessive congenital ichthyosis (“ARCI”) on August 4, 2020 following a successful recent completion of a Phase 1 trial in adults.  Details of the Phase 2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing included on these websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
We are also applying our HSV-1 platform towards the development of therapies to treat aesthetic skin conditions. We announced initiation of the Phase 1 clinical study on our third product candidate, KB301, to treat wrinkles and acne scars in on August 25, 2020. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. During the third quarter of 2020, the United States Patent Office ("USPTO") has granted U.S. Patent No. 10,786,438 which covers pharmaceutical compositions comprising HSV vectors encoding one or more cosmetic proteins, as well as methods of their use for improving skin condition, quality, and/or appearance.
Recognizing the breadth and potential transformative power of our HSV-1 vector platform, we have expanded the scope of our product development beyond skin and have begun preclinical efforts in pulmonary diseases. The large payload capacity, robust tropism to epithelial cells (including human airway epithelia), immune-evasive properties, and manufacturing scalability of our HSV-based vector platform gives us an advantage over other viral vector therapies for pulmonary indications.  Our preclinical efforts to date have led to the development of a novel candidate, KB407, for the treatment of Cystic Fibrosis (“CF”), which has been shown to successfully transduce human CF patient-derived epithelial cells and deliver functional cystic fibrosis transmembrane conductance regulator (“CFTR”) in vitro in 2D and 3D organotypic systems, and is amendable to non-invasive inhaled administration in vivo, as indicated by successful delivery to the lungs through the use of a clinically relevant nebulizer in small animal models. Successful delivery and distribution throughout the lung was also observed in a non-human primate study. Based on feedback from regulatory agencies, Investigational New Drug (“IND”) enabling safety and efficacy studies, including an additional safety study in non-human primates, are underway, and IND filing for KB407 is anticipated in 1H 2021. During the third quarter of 2020, we received a Notice of Allowance for our patent application covering methods of using KB407 for the treatment of Cystic fibrosis and other diseases causing progressive lung destruction, which is expected to issue as US Pat. No. 10,829,529 on November 10, 2020. Additional pulmonary diseases are also being evaluated.
We believe that gene therapy companies should control their manufacturing destiny and that having in-house current good manufacturing practices (“cGMP”) facilities allow a gene therapy company to maintain better quality control, shorter lead times, lower costs and better command over intellectual property. Last year, we completed the construction of our own commercial scale cGMP-compliant manufacturing facility, ANCORIS, to enhance supply chain control, increase supply capacity for clinical trials and ensure commercial demand is met in the event that B-VEC and our other product candidates receive marketing approval.  The clinical material for the pivotal trial has been produced at ANCORIS and we expect to produce initial commercial launch material of B-VEC will be produced at the same facility. Earlier this year, we announced the ground-breaking of our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area. The ASTRA facility is being designed as a state-of-the-art cGMP manufacturing facility that, beyond providing for expansion of Krystal’s current production platform, will allow the in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, fully-integrating all components of the supply chain from starting materials to patient experience. We anticipate that the ASTRA facility will initially be used as a commercial back-up facility for B-VEC in the U.S. and supply ex-U.S. markets. Eventually, the ASTRA facility will be expanded to produce investigational and commercial material for our pipeline products. We have recently expanded our facility design to include additional production, quality control labs for testing and release of product, and administrative and training spaces. We expect the 150,000 square foot facility to be completed and validated in 2022.
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
On July 28, 2020, we announced initiation of our Phase 3 pivotal study known as GEM-3. The trial is a randomized, double-blind, intra patient placebo-controlled multicenter study designed to evaluate the efficacy and safety of B-VEC for patients suffering from both recessive and dominant forms of DEB. The trial aims to enroll approximately thirty (30) participants with DEB, aged 6 months or older at time of consent. Investigator identified wound pairs, up to three in each patient, are deemed the “primary” wounds. These primary wounds will be treated once weekly for six months with either B-VEC or placebo, until wound closure. If a wound were to re-open at any point during the study, weekly dosage will resume until closure. The dose administered to each wound is dependent on the size of the wound and ranges from 4x108 to 1.2x109 PFU per wound. A maximum vector dose per patient per week has been defined on the basis of preclinical and clinical safety data. In the event that the maximum dose per patient has not been reached based on dosing of the primary wounds, the study investigators and patients will have the opportunity to select additional “secondary” wounds across which the remaining weekly dose may be applied.
The Primary Outcome Measure is complete wound healing determined by the Investigator, as compared to baseline in B-VEC treated wounds versus placebo treated wounds at Weeks 20, 22 and 24. Secondary endpoints to be evaluated in the study include complete wound healing at Weeks 8, 10 and 12; the mean change in pain severity (using either a VAS or FLACC-R Scale) per primary wound site associated with wound dressing; the proportion of primary wound sites with ≥75% healing assessed via Canfield photography. Additional exploratory measures include relative time to wound closure from baseline, duration of wound closure, mean reduction in wound surface area in B-VEC treated versus placebo treated wounds, mean change in Quality of Life in addition to Skindex score as compared to baseline at Week 24. Throughout the study, participants will complete questionnaires, have images captured of their study wounds, undergo physical exams, have vital signs and safety labs monitored. Additional details on the study protocol are available at www.clinicaltrials.gov under NCT identifier NCT04491604. Nothing included on this website shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q. We expect to complete enrollment in this study in early 2021 and anticipate having top-line data from this trial as well as filing of a BLA with the FDA in 2021. We are aligned with the European Medicines Agency (“EMA”) on a pivotal trial design and we believe that data from GEM-3 will form the basis of a Marketing Authorisation Application (“MAA”) filing, shortly after the BLA.
In May of 2020, complete Phase 1/2 data from the GEM-1 and GEM-2 studies was presented at the Society of Investigational Dermatology (“SID”) meeting. The Phase 1 portion of the trial commenced in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018.  The Phase 2 portion of the trial commenced in December 2018 at Stanford University, and we announced positive interim results from this clinical study on June 24, 2019.
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
In August 2020, we initiated the second phase of our Phase 1/2 clinical trial of KB105 to treat ARCI. We have enrolled one patient in whom four rectangular 100cm2 (4-inch x 4-inch) areas of skin were selected as Target Areas.  Two sites will receive an initial and a repeat dose of 4.0 x 10^9 PFU/Treated Area (TA) while the other two sites will receive 1.0 x 10^10 PFU/ TA. The primary objective of the study is to assess the improvement in localized severity of disease through an Investigator’s Global Assessment (“IGA”) of disease severity in the treatment area and TGM1 expression and activity and to evaluate safety through the incidence of adverse events associated with KB105 post administration. Additional details on the study protocol are available at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing on this website shall be deemed incorporated into this Quarterly Report on Form 10-Q.
In May 2020, clinical data from the first phase of the Phase 1/2 study which enrolled adult patients were presented at the SID meeting. Additional details on the interim results are available at http://ir.krystalbio.com/index.php/news-releases/news-release-details/krystal-biotech-announces-positive-interim-results-phase-12. We announced that the study was initiated on September 4, 2019. Nothing on this website shall be deemed incorporated into this Quarterly Report on Form 10-Q.
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
We initiated the Phase 1 safety clinical trial for the treatment of wrinkles and acne scars on August 25, 2020. On October 8, 2020, we announced presentation of preclincial data supporting the ongoing development of KB301 at the American Society for Dermatologic Surgery ("ASDS") 2020 Virtual Meeting.
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
KB407 for the treatment of Cystic Fibrosis
We are developing KB407 as a non-invasive inhaled gene therapy product for the treatment of CF and are currently in the preclinical phase with plans for a clinical study for KB407 in 1H 2021. The FDA granted Orphan Drug Designation to KB407 on August 17, 2020, and Rare Pediatric Designation on September 28, 2020.
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
At September 30, 2020, our cash, cash equivalents and short-term investments balance was approximately $286.4 million. Since operations began, we have incurred operating losses. Our net losses were $9.6 million and $21.8 million for the three and nine months ended September 30, 2020 and $4.3 million and $13.7 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, we had an accumulated deficit of $60.8 million. We will need to generate significant revenue to achieve profitability, and we may never generate revenue or enough revenue to achieve profitability. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our costs will continue to increase significantly as a result of our current and planned business activities, such as:
•conducting our Phase 3 clinical trial for B-VEC, Phase 1/2 clinical trial for KB105, and Phase 1 clinical trial for KB301;
•continued research and development-related activities for the advancement of our pipeline product candidates into clinical development, such as KB104 and KB407;
•construction of our cGMP manufacturing facility, ASTRA, and related completion and validation costs;
•manufacturing of our clinical trial materials;
•pursuing regulatory approval for our product candidates;
•adding personnel to support our administrative, product development and commercialization efforts; and
•activities leading up to the commercial launch of B-VEC in multiple markets.
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our planned preclinical studies for our pipeline product candidates, or our operations. Our funds may not be sufficient to enable us to seek marketing approval for or to commercially launch B-VEC, KB105, KB301 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize this or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our planned business strategy.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:
•expenses incurred under agreements with contract manufacturing organizations, consultants and other vendors that conduct our preclinical activities;
•costs of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•facility costs, depreciation and other expenses, which include direct expenses for rent and maintenance of facilities and other supplies; and
•payroll related expenses, including stock-based compensation expense.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three and nine months ended September 30, 2020 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Results of Operations
Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
(In thousands)	(unaudited)
Expenses
Research and development	$5,100	$3,885	$1,215
General and administrative	4,580	1,457	3,123
Total operating expenses	9,680	5,342	4,338
Loss from operations	(9,680)	(5,342)	(4,338)
Other Income
Interest and other income, net	70	1,070	(1,000)
Net loss	$(9,610)	$(4,272)	$(5,338)
Research and Development Expenses
Research and development expenses increased $1.2 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Higher research and development expenses were due to an increase in outsourcing research and development activities of $352 thousand, lab supplies of $187 thousand, payroll related expenses of $526 thousand which is primarily driven by an increase in headcount to support overall growth and includes a $190 thousand increase in stock-based compensation, and other research and development expenses of $150 thousand.
General and Administrative Expenses
General and administrative expenses increased $3.1 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $1.6 million which is primarily driven by an increase in headcount to support overall growth and includes an $888 thousand increase in stock-based compensation, market research related expenses of $611 thousand, legal and professional fees of $631 thousand and other administrative expenses of $298 thousand.

Interest and Other Income
Interest and other income for the three months ended September 30, 2020 and 2019 was $70 thousand and $1.1 million, respectively and consisted of interest and dividend income earned from our cash, cash equivalents and investments. This decrease was driven by a decline in market interest rates.
Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
(In thousands)	(unaudited)
Expenses
Research and development	$12,264	$11,267	$997
General and administrative	10,315	4,660	5,655
Total operating expenses	22,579	15,927	6,652
Loss from operations	(22,579)	(15,927)	(6,652)
Other Income
Interest and other income, net	795	2,196	(1,401)
Net loss	$(21,784)	$(13,731)	$(8,053)
Research and Development Expenses
Research and development expenses increased $997 thousand in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Higher research and development expenses were due largely to an increase in payroll related expenses of approximately $1.4 million which is primarily driven by an increase in headcount to support overall growth and includes a $318 thousand increase in stock-based compensation and a net increase in other research and development expense of $311 thousand offset by an decrease in outsourcing research and development activities of $681 thousand.
General and Administrative Expenses
General and administrative expenses increased $5.7 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $3.1 million which is primarily driven by an increase in headcount to support overall growth and includes an approximately $1.5 million increase in stock-based compensation, market research related expenses of approximately $1.1 million, legal and professional fees of $748 thousand, insurance expense of $552 thousand and other administrative expenses of $177 thousand.
Interest and Other Income
Interest and other income for the nine months ended September 30, 2020 and 2019 was $795 thousand and $2.2 million, respectively and consisted of interest and dividend income earned from our cash, cash equivalents and investments. This decrease was driven by a decline in market interest rates.

Liquidity and Capital Resources
Overview
As of September 30, 2020, the Company had an accumulated deficit of $60.8 million. With the net proceeds raised from its public and private securities offerings, including the public offering completed on May 21, 2020, the Company believes that its cash, cash equivalents and short-term investments of approximately $286.4 million as of September 30, 2020 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners. There can be no assurances that additional funding will be available on terms acceptable to the Company, if at all. In addition, the COVID-19 pandemic may negatively impact our operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.
Operating Capital Requirements
We expect our primary use of capital to continue to be for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. We believe that our available funds will be sufficient to enable us to complete our pivotal Phase 3 clinical trials for B-VEC, to continue our Phase 1/2 clinical trials for KB105, to complete our Phase 1 clinical trials for KB301, as well as to continue construction and validation related activities associated with our cGMP manufacturing facility, ASTRA.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the timeline and cost of our pivotal Phase 3 clinical trials for B-VEC;
•the progress, timing, results and costs of our ongoing Phase 1/2 clinical trials for KB105;
•the progress, results and costs of our Phase 1 clinical trials for KB301;
•the progress, timing and costs of manufacturing of B-VEC for our pivotal Phase 3 clinical trials;
•the continued development and the filing on an IND application for future product candidates;
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
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for B-VEC, KB105, KB301 or any other product candidates we may develop;
•the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;
•the costs of commercialization activities for B-VEC, KB105, KB301 and other product candidates if we receive marketing approval for B-VEC, KB105, KB301 or any other product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;
•subject to receipt of marketing approval, if any, revenue received from commercial sale of B-VEC, KB105, KB301 or our other product candidates;

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
We expect that we may need to obtain substantial additional funding in order to receive regulatory approval and to commercialize B-VEC or any other product candidates, including KB105. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of B-VEC, KB105, KB301 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to B-VEC, KB105, KB301 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.
Sources and Uses of Cash
The following table summarizes our sources and uses of cash (in thousands):

	Nine months Ended September 30,
	2020	2019
	(unaudited)
Net cash used in operating activities	$(18,059)	$(11,690)
Net cash used in investing activities	(4,964)	(4,400)
Net cash provided by financing activities	117,878	107,226
Net increase in cash	$94,855	$91,136
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 was $18.1 million and consisted primarily of a net loss of $21.8 million adjusted for non-cash items primarily of depreciation and amortization and stock-based compensation expense of $4.1 million, and cash used by increases in net operating assets of approximately $371 thousand.
Net cash used in operating activities for the nine months ended September 30, 2019 was $11.7 million and consisted primarily of a net loss of $13.7 million adjusted for non-cash items of depreciation and amortization and stock-based compensation expense of approximately $1.7 million, and cash provided by decreases in net operating liabilities of $318 thousand.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $5.0 million and consisted primarily of purchases of $3.2 million of short-term available-for-sale investment securities, and expenditures of $7.6 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, partially offset by proceeds of $5.9 million received from the maturities of short-term investments.
Net cash used in investing activities for the nine months ended September 30, 2019 was $4.4 million and consisted primarily of purchases of $6.9 million of short-term available-for-sale investment securities, and expenditures of $4.1 million on the build-out of our new cGMP facilities and purchases of computer and laboratory equipment, partially offset by proceeds of $6.6 million received from the maturities of short-term investments.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $117.9 million and was primarily from proceeds from our public offering on May 21, 2020 of 2,275,000 shares of our common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million and other offering expenses of approximately $463 thousand.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $107.2 million and was primarily from proceeds from our public offering in June 2019 of 2,500,000 shares of our common stock at a price to the public of $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million and other offering expenses of approximately $190 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of $286.4 million at September 30, 2020, which consist primarily of money market, bank deposits, U.S. Treasury bills and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will likely decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen Inc., which also named our chief executive officer and chief operating officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, the Messrs. Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we have opposed the motion. Discovery in the case has commenced and is expected to continue into the first half of 2021.
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
Since inception, we have incurred recurring losses and negative cash flows from operations and, at September 30, 2020, we had an accumulated deficit of $60.8 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, B-VEC, KB105, and KB301 and additional product candidates that we may pursue in the future. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates, B-VEC, KB105, and KB301 as well as to building out our infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•continue our research and the clinical development of B-VEC, KB105, and KB301, including our current clinical trials and planned future trials;
•initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;
•prepare our BLA, MAA, and approvals in certain other countries for B-VEC, KB105, and KB301;
•ramp-up our in-house commercial-scale cGMP manufacturing facility;
•manufacture material for clinical trials or potential commercial sales;
•further develop our gene therapy product candidate portfolio;
•establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•develop, maintain, expand and protect our intellectual property portfolio;
•acquire or in-license other product candidates and technologies; and
•seek marketing approval for B-VEC, KB105, KB301 and additional product candidates in the European Union (“EU”) and in other key geographies.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials for B-VEC, KB105, and KB301, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of either B-VEC, KB105, or KB301, if B-VEC, KB105, or KB301 do not receive regulatory approval, if we do not obtain our targeted indications for B-VEC, KB105, or KB301, or if B-VEC, KB105, or KB301 fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability, if ever, and would materially adversely affect our business prospects and financial condition. Moreover, if we decide to leverage any success with our B-VEC, KB105, or KB301 product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business will be materially adversely affected.
We currently only have three product candidates, B-VEC, KB105, and KB301, in clinical trials and we may never develop, acquire or in-license additional product candidates. We may never succeed in any or all these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of B-VEC, KB105, and KB301, our expenses could increase and revenue could be further delayed.
We will need to raise additional funding in order to receive approval for B-VEC, KB105, KB301 or any other product candidate. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
To complete the process of obtaining regulatory approval for B-VEC, KB105, and KB301 and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize B-VEC, KB105, and KB301, if approved, we will require substantial additional funding. In addition, if we obtain marketing approval for B-VEC, KB105, or KB301, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. We anticipate that we will need additional funding to complete the development of B-VEC, KB105, KB301 and any future product candidates and to commercialize any such approved products.
Our future capital requirements will depend on many factors, including:
•the progress, timing, results and costs of our Phase 3 clinical trials for B-VEC;
•the progress, timing, results and costs of our Phase 1/2 clinical trials for KB105;
•the progress, timing, results and costs of our Phase 1 clinical trials for KB301;
•the continued development and the filing on an IND application for other product candidates;
•the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for any other product candidates that we may pursue in the future, if any;
•the costs of building and maintaining our own commercial-scale cGMP manufacturing facilities;
•the outcome, timing and costs of seeking regulatory approvals;
•the costs associated with the manufacturing process development and evaluation of third-party manufacturers;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for B-VEC, KB105, KB301 or any other product candidates we may develop;
•the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;

•the costs of commercialization activities for B-VEC, KB105, KB301 and other product candidates if we receive marketing approval for B-VEC, KB105, KB301 or any other product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;
•subject to receipt of marketing approval, if any, revenue received from commercial sale of B-VEC, KB105, KB301 or any of our other product candidates;
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
•our current license agreements, if any, remaining in effect and our achievement of milestones under those agreements;
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
We are a development-stage company that commenced operations in 2016. Our efforts to date, with respect to the development of B-VEC, KB105, and KB301 have been limited to organizing and staffing our company, business planning, raising capital, developing our STAR-D platform and related technologies, identifying B-VEC, KB105 and KB301 as potential gene therapy product candidates and undertaking preclinical studies and clinical trials of B-VEC, KB105, and KB301. While we have conducted clinical trials of B-VEC, KB105, and KB301, we have not yet demonstrated the ability to complete clinical trials of B-VEC, KB105, KB301 or any other product candidate, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success, performance or viability may not be as accurate as they could be if we had more experience developing gene therapy products.
We expect our financial condition and operating results to continue to fluctuate from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. We will need to transition at some point from a company with a research and development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.
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
Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities and the planned initiation of our clinical trials for our investigational drug product candidates, as well as our business operations generally, include:
•the potential diversion of healthcare resources away from the conduct of preclinical activities and clinical trials to focus on pandemic concerns, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;
•limitations on travel that could interrupt key preclinical and clinical trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact our ability to conduct preclinical and clinical activities as well as product approval timelines;
•limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical or clinical activities, including completing our IND-enabling studies or our ability to select future development candidates; and interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product candidates and conditioning drugs and other supplies used in our prospective clinical trials;
•interruption of, or delays in receiving, key materials from our suppliers and vendors due to staffing shortages, travel limitations, production slowdowns or stoppages and disruptions in delivery systems;
•interruption of, or delays in manufacturing our product candidates at our manufacturing facility in Pittsburgh or receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, travel limitations, production slowdowns or stoppages and disruptions in delivery systems; and
•business disruptions caused by potential office, manufacturing and laboratory closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research sites and other important agencies and contractors.

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
The COVID-19 outbreak continues to evolve rapidly. The extent to which the outbreak may impact our business, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.
We are a development-stage company. If we are unable to advance B-VEC, KB105, and KB301 through clinical trials, obtain regulatory approval and ultimately commercialize B-VEC, KB105, or KB301, or if we experience significant delays in doing so, our business will be materially harmed.
We are a development-stage company, and B-VEC entered its first clinical trial in May 2018, KB105 entered its first clinical trial in September 2019, and KB301 entered its first trial in August 2020. The development and commercialization of B-VEC, KB105, or KB301 (or any other product candidate we may develop) is subject to many uncertainties, including the following:
•successful enrollment and completion of clinical trials;
•positive results from our current and planned future clinical trials;
•receipt of regulatory approvals from applicable regulatory authorities;
•successful development of our internal manufacturing processes on an ongoing basis and maintenance of our existing arrangements with third-party manufacturers for clinical supply;
•commercial launch of B-VEC, KB105, and KB301, if and when approved, whether alone or in collaboration with others;
•acceptance of B-VEC, KB105, and KB301, if and when approved, by patients, the medical community and third-party payors;
If we fail in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize B-VEC, KB105, and KB301, which would materially harm our business. If we do not receive regulatory approvals for B-VEC, KB105, and KB301, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Our lead candidate, B-VEC, is still in clinical development, and there is no guarantee that the results from preclinical studies will be indicative of our ability to complete or the results to be obtained in the current Phase 3 clinical trials.
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
Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our drug candidates, we may:
•be delayed in obtaining marketing approval, if at all, or be required to conduct additional confirmatory safety and/or efficacy studies;
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
While we have obtained orphan drug designation for B-VEC, KB105 and KB407, it may not effectively protect us from competition, and we may be unable to obtain orphan drug designation for our future product candidates. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, B-VEC, for the treatment of DEB and we may seek orphan drug designation from the FDA for our future product candidates. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation (“OMPD”) for B-VEC. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in clinical development for treatment of patients with TGM1 deficient ARCI, and on October 10, 2019, the European Commission granted the Orphan Medicinal Product Designation for KB105. There are currently no treatments for ARCI, which affects approximately 20,000 patients worldwide. On August 17, 2020, the FDA granted orphan drug designation to our most recent product candidate, KB407, currently in pre-clinical development, for the treatment of cystic fibrosis. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even though we have obtained orphan drug exclusivity for B-VEC, KB105 and KB407, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
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
The FDA granted Fast Track designation in the United States for B-VEC on May 23, 2018 and for KB105 on October 24, 2019. In addition, B-VEC was granted RMAT by the FDA on June 21, 2019 and Priority Medicine (“PRIME”) by the EMA in March 2019. The receipt of any of these designations for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA and EMA procedures and does not assure ultimate approval by either the FDA or EMA.
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

A sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. We received the designation of “rare pediatric disease” for B-VEC in December 2016, for KB105 in August 2018, for KB104 in April 2019, and for KB407 in September 2020, which could qualify us to receive a Rare Pediatric Priority Review Voucher.
There is no assurance we will receive RMAT, PRIME or breakthrough therapy or Fast Track designations for any of our product candidates and the receipt of any of these designations for a product candidate may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. Further, even though we have received rare pediatric disease designation for B-VEC, KB105, KB104 and KB407, we may not experience a faster review or approval for a subsequent marketing application.
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
Although a substantial amount of our efforts focuses on the potential approval of B-VEC, KB105, and KB301, a key component our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat orphan diseases and ultimately, non-orphan diseases. Identifying new product candidates requires substantial technical, financial and human resources, whether any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:
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
Risks Related to Manufacturing
Delays in obtaining regulatory approvals of the process and facilities needed to manufacture B-VEC, KB105, KB301 or any of our product candidates or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.
Before we can begin to commercially manufacture B-VEC, KB105, KB301 or any of our product candidates, whether in a third-party facility or in our own facility, once established, we must pass a pre-approval inspection of our manufacturing facility by the FDA before B-VEC, KB105, KB301 or any of our product candidates can obtain marketing approval. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. In order to obtain approval, we will need to ensure that all our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.
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
Although we have established our own manufacturing facility for our product candidates, we may need to utilize third parties to conduct our product manufacturing for the near future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.
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
We currently have a small market development organization. To successfully commercialize B-VEC, KB105 and KB301, if approved, we plan to expand our capabilities to promote market access and build awareness. To successfully commercialize any other products that may result from our development programs, we will need to further expand our market development organization, either on our own or with a third party. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding any of our product candidates with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
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

Our success also will depend upon physicians who specialize in the treatment of DEB prescribing treatments that involve the use of B-VEC, KB105 and KB301, respectively, in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of B-VEC or demand for any product candidate we may develop. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of B-VEC, stricter labeling requirements for B-VEC if approved and a decrease in demand for B-VEC.
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
The commercial success of B-VEC, KB105, KB301 and any future product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting B-VEC, KB105 and KB301. Even with the requisite approvals from the FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of B-VEC, KB105 and KB301 will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and B-VEC, KB105 and KB301 in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and B-VEC, KB105 and KB301, if approved for commercial sale, will depend on several factors, including:
•the efficacy and safety of B-VEC, KB105 and KB301 as demonstrated in clinical trials;
•the efficacy, potential and perceived advantages of B-VEC, KB105 or KB301 over alternative treatments, if available;
•the cost of B-VEC, KB105 or KB301 relative to alternative treatments, if any are available;
•the clinical indications for which B-VEC, KB105 and KB301 are approved by the FDA or the EMA;
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
Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for B-VEC, KB105 or KB301, if approved, or any of our other product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.
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
We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of B-VEC, KB105, KB301 or our future product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“PPACA”), was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the US pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-

sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
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
We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for B-VEC, KB105, KB301 or additional pricing pressures and may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
If we obtain FDA approval for B-VEC, KB105, and KB301 and begin commercializing it in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:
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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach
•Notification Rules under HITECH and the Genetic Information Nondiscrimination Act; Other modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain adequate US and foreign patent protection for our product candidates, including B-VEC, KB105 and KB301, any future product candidates we may develop, and/or our STAR-D platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.
Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to B-VEC, KB105, KB301 and additional product candidates in our pipeline, current and future innovations related to our STAR-D platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have four issued patents in the United States: (1) US patent No. 9,877,990, covering, in part, pharmaceutical formulations comprising our lead clinical product B-VEC, as well as methods of its use for treating wounds, disorders, and diseases of the skin, which we refer to as the ’990 patent; (2) US patent No. 10,155,016 covering pharmaceutical compositions containing B-VEC formulated for myriad routes of administration; (3) US patent No. 10,441,614 covering aspects of our STAR-D platform technology, and its uses in delivering any gene of interest to the skin; (4) US patent No. 10,525,090, covering pharmaceutical compositions comprising our second clinical product candidate, KB105, and methods of its use for treating TGM1-deficient autosomal recessive congenital ichthyosis; (5) US Patent No. 10,786,438 covering pharmaceutical compositions comprising our third product candidate, KB301, and methods for its use for improving skin condition, quality, and/or appearance; and (6) US Patent No. 10,829,529 covering the methods of using KB407 for the treatment of cystic fibrosis and other diseases causing progressive lung destruction. Furthermore, we have seven international patent applications filed in accordance with the Paris Cooperation treaty directed to multiple discovery, preclinical, and clinical programs, including both B-VEC, KB105 and KB301, as well as multiple patent applications filed in foreign jurisdictions stemming from these international applications. B-VEC is also the subject of patents granted in both Australia and Europe, including European Patent No. 3 377 637 B1, covering pharmaceutical compositions containing B-VEC as well as uses thereof.
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
Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third party asserts are infringed by the manufacture, use, sale, or importation of our products. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to B-VEC, KB105, KB301 or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before the USPTO. For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.
There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patents or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our products, including B-VEC. In order to successfully challenge the validity of any such US patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such US patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such US patent. In such a hypothetical situation, there is no assurance that a court of competent jurisdiction would find that B-VEC, KB105, KB301 or our other product candidates or technologies do not infringe a third-party patent.
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
•issued patents to which we currently hold rights or to which we may hold rights in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
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
•the patents or other intellectual property rights of others may have an adverse effect on our business; and
•we may choose not to file a patent application covering certain of our trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
As of September 30, 2020, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 19% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 6, 2020	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer