Form 10-K
period 2020-12-31
Krystal Biotech, Inc.
filed 2021-03-01
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38210
_______________________________________________________________________________
Krystal Biotech, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________________

Delaware	82-1080209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 Wharton Street
Suite 701
Pittsburgh
Pennsylvania	15203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 586-5830
_______________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐    No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2020 as reported by The Nasdaq Stock Market, was $595.4 million. This calculation excludes 5,288,848 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.
The number of shares of Registrant’s common stock outstanding as of February 19, 2021 was 22,194,752.
Portions of the Registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements about the following, among other things:
•the initiation, timing, progress and results of preclinical and clinical trials for beremagene geperpavec ("B-VEC", previously “KB103”), KB105, KB301, KB104, KB407 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•the impact that the coronavirus disease 2019 ("COVID-19") pandemic and measures to prevent its spread may have on our business operations, access to capital, research and development activities, and preclinical and clinical trials for B-VEC, KB105, KB301, KB104, KB407 and any other product candidates;
•the timing, scope or results of regulatory filings and approvals, including timing of final U.S. Food and Drug Administration ("FDA"), marketing and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA;
•our estimates regarding the potential market opportunity for B-VEC, KB105, KB301, KB104, KB407 and any other product candidates;
•our research and development programs for our product candidates;
•our plans and ability to successfully develop and commercialize our product candidates, including B-VEC, KB105, KB301, KB104, KB407 and our other product candidates;
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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report.  You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.
Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Throughout this Form 10-K, unless the context requires otherwise, all references to "Krystal," "the Company,", "we," "our," "us" or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business and are discussed more fully in “Risk Factors” herein. These risks include, but are not limited to, the following:
•We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We may need to raise additional funding in order to receive approval for our other product candidates. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development efforts.of our product candidates and adversely impact our business.
•We are a development-stage company. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
•Our lead candidate, B-VEC, is still in clinical development, and there is no guarantee that the results from preclinical studies will be indicative of our ability to complete or the results to be obtained in the current Phase 3 clinical trials.
•Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize B-VEC and the approval may be for a narrower indication than we seek.
•B-VEC is based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
•B-VEC may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
•We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•We have a limited number of employees and limited corporate infrastructure and may experience difficulties in managing growth.

•Even if we obtain regulatory approval for a product candidate, our product candidates will remain subject to regulatory oversight.
•If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
•We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our lead product candidate, B-VEC or any future product candidate.
•Delays in obtaining regulatory approvals of the process and facilities needed to manufacture our product candidates or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.
•Although we have established our own manufacturing facility for our product candidates, we may need to utilize third parties to conduct our product manufacturing for the near future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.
•If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.
•We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.
•If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.
•If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our product candidates, including B-VEC, KB105, KB301, KB104, KB407, and any future product candidates we may develop, and/or our vector platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
•We are subject to claims asserting that we, our employees or our advisors have wrongfully used or disclosed alleged trade secrets of other parties, including current or former employers, or claims asserting ownership of what we regard as our own intellectual property and we may face other such claims in the future.
•Our Chief Executive Officer and Chairman of the Board of Directors and our founder, Chief Operating Officer and director will have the ability to substantially influence all matters submitted to stockholders for approval.

Item 1. Business.
Overview
Krystal Biotech, Inc. (the “Company,” “Krystal,” “we,” or “us,” or other similar pronouns) is a clinical-stage biotechnology company focused on the development of easy to use, redosable gene therapies to dramatically improve the lives of patients living with rare diseases. We have developed a proprietary gene delivery platform that enables off-the-shelf treatments for serious rare diseases with significant unmet need, initially in the areas of dermatology and respiratory diseases. Our platform consists of a patented, engineered viral vector derived from the herpes simplex virus type 1 (“HSV-1”) that we have optimized for local and repeat gene transfer to epithelial cells. We are initially using our platform to develop treatments for rare or orphan monogenic diseases caused by the absence of or a mutation in a single gene. We are also leveraging our innovative platform to develop novel therapies to treat more prevalent conditions. Further, we have incorporated a wholly owned subsidiary, Jeune Inc, under which we are developing treatments for use in the setting of aesthetic skin conditions.
Our Redosable Gene Therapy Platform

We believe that certain inherent features of HSV-1 virus, combined with the modifications we have made to the viral backbone provides our proprietary gene therapy platform with specific advantages over other viral and non-viral vector platforms including the following:
•Repeat Administration: One of the major challenges with many viral vector platforms is that the host immune system may recognize them as foreign agents and launch a robust immune response, resulting in toxicity and rapid removal of the virus. Wild type HSV-1 is known to persist in the body by becoming latent and hiding from the immune system. We have harnessed the natural ability of HSV-1 to evade host-mediated immunogenicity, while removing specific viral elements that exacerbate the host immunity, thus making our viral vector safer for repeat administration as needed to achieve durability of effect. The immune evasive properties of our vector also enable us to treat patients who may have baseline antibodies to HSV-1, ensuring that prior exposure to the wildtype virus will not limit the number of patients who may be amenable to treatment with our product candidates.
•Non-Integrating Nature: Upon entry into cells, the HSV-1 vector persists as an episomal unit in the nucleus, meaning it remains physically separate from the host cell chromosome. Certain other viral vectors currently being used in the development of gene therapy treatments, such as the lentiviral and retroviral vectors, integrate into the host cell DNA to achieve gene expression. Integration into the host cell DNA carries the risk of disrupting host genes. In contrast, a non-integrating vector such as our HSV-1 vector does not carry the same risk of disrupting the expression of host cell genes.
•Payload Capacity: HSV-1 is a large virus, approximately 150 kilobases, or Kb, of DNA in size. We have made strategic deletions within this genome to remove critical “immediate early”, or IE, genes. These IE genes are required for expression of most of the downstream genes that allow the HSV-1 virus to replicate and destroy host cells. Deletion of these IE genes inhibits expression of most of the viral proteins, making the resulting viral vector replication-deficient and non-toxic. These deletions also enable the vector to easily accommodate a payload of 35Kb or greater without any significant impact on yield or titer. In our lead product candidate, B-VEC, we have successfully inserted two functional copies of the complete ~9Kb human COL7A1 gene. In contrast, packaging capacity for most other vectors being used is at or under ~10Kb, which limits their ability to deliver large transgenes. In addition, we believe the high payload capacity of our viral vector will allow us to insert multiple and/or combinations of genes or effectors that could enable the treatment of non-monogenic conditions.
•High Transduction Efficiency: Poor transduction efficiency has remained a major hurdle for direct delivery of most vectors particularly in the epithelia of the skin and lung. HSV-1 has a natural affinity, or tropism, for epithelial cells, consequently our vector penetrates and delivers its payload much more efficiently than other vectors, resulting in transduction efficiencies or cell penetration as high as 95% in cell-based studies. The greater payload capacity of our vector and the high transduction efficiencies achieved allow us to deliver a full gene (or genes) directly to any patient’s tissues for off-the-shelf, in vivo gene expression without additional manipulation.
•Direct Delivery: Our engineered HSV-1 vector allows for noninvasive or minimally invasive local gene delivery. The advantages of direct delivery are that our products can be administered in a doctor’s office or potentially the patient’s home, requiring no hospitalization or expensive, invasive, and time-consuming procedures or sophisticated medical teams. Taking gene therapy to the patient minimizes patient travel and circumvents upfront logistical burdens typical of other gene therapy approaches.
•Stability: HSV-1 is extremely stable and resistant to degradation by physical shearing, solvents, and enzymes, facilitating purification and flexibility with final formulation of our product candidates. Our vectors are stable frozen for long-term storage, under refrigerated conditions for short-term storage and shipment, in addition to being stable over several freeze-thaw cycles. This should facilitate our ability to ship our products globally from our manufacturing facilities in Pennsylvania.
•Reproducible and Scalable Manufacturing: Successful production of viral vectors involves two steps: (i) the ‘upstream’ process, which yields a bulk virus harvest; and (ii) the ‘downstream’ process, which involves purification and concentration of the clinical product. Successful and reproducible execution of both processes is critical for clinical manufacturing and scale-up. Our scientific team collectively has decades of experience and expertise in HSV engineering and purification that has allowed us to successfully optimize our HSV-1 vector production process and develop in-house CMC capabilities.
•Existing Regulatory Precedent: The first FDA- and European Medicines Agency (“EMA”)-approved oncolytic virus product, Imlygic® by Amgen, for treatment of melanoma, a skin cancer, is based on a genetically engineered HSV-1 virus. Because this product also employs an HSV-1 backbone, it has created a regulatory precedent for approval of an HSV-1-based therapy. In addition, Imlygic® is a chronic therapy, given bi-weekly, which provides support for the use of an HSV-1 backbone in chronic gene therapy of the type we are developing.
The above listed benefits of our innovative platform make it the ideal choice for topical and intradermal applications to treat skin diseases, skin conditions and inhaled formulations to treat respiratory diseases.

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

Product
Indication
Discovery
Preclinical
Phase I/II
Phase III
WW Rights
Rare Skin
B-VEC†¤•Δ‡§
Dystrophic EB
Krystal
KB105†¤•‡
TGM1-deficient ARCI
Krystal
KB104¤
Netherton Syndrome
Krystal
Rare Lung
KB407 †¤
Cystic Fibrosis
Krystal
KB4XX
Other Rare Lung
Krystal
Other Skin
KB301
Wrinkles & Acne Scars
Jeune Inc.
a wholly owned subsidiary of Krystal Biotech
KB3XX
Aesthetic Skin Conditions
Jeune Inc.
a wholly owned subsidiary of Krystal Biotech
KB5XX
Chronic Skin Diseases
Krystal

All pipeline compounds are investigational, being evaluated in clinical or pre-clinical studies.

†: FDA Orphan Drug Designation
¤: FDA Rare Pediatric Disease Designation
•: Fast-track Designation

Δ: FDA RMAT designation
‡: EMA Orphan Drug Designation
§: EMA PRIME Designation

Rare Skin Programs
Beremagene Geperpavec (“B-VEC”) for dystrophic epidermolysis bullosa (“DEB”)
Disease Background
Dystrophic epidermolysis bullosa, or DEB, is a rare and severe monogenic skin disease. DEB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the formation of the protein type VII collagen ("COL7) that forms anchoring fibrils that bind the dermis ( inner layer of the skin) to the epidermis (outer layer of the skin). In DEB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils, leading to extremely fragile skin that blisters and tears from minor friction or trauma. Those who are born with DEB are sometimes called “butterfly children,” because their skin is likened to be as fragile as the wings of a butterfly. DEB patients may suffer from open wounds, skin infections, fusion of fingers and toes and gastrointestinal tract problems throughout their lifetime, and may eventually develop squamous cell carcinoma, a potentially fatal condition. We believe that there are, at present, approximately 3,000 diagnosed DEB patients in the United States and ~9,000 worldwide. The current standard of care for DEB patients is limited to palliative measures that seek to provide relief from some of the symptoms of DEB but do not meaningfully impact disease outcomes. While not disease-modifying, current treatment is estimated to cost between $200,000 and $400,000 annually per patient in the United States.
B-VEC
B-VEC is a redosable, off-the-shelf gene therapy designed to deliver two copies of the COL7A1 gene when applied topically, directly onto an open wound. Unlike the current standard of care, B-VEC seeks to treat DEB at the molecular level by providing the patient’s skin cells the template to make normal COL7 protein, thereby addressing the fundamental disease-causing mechanism. B-VEC was specifically designed to be easily administered by a healthcare professional in a doctor’s office or potentially at the patient’s home. The FDA and the EMA have each granted B-VEC orphan drug designation for the treatment of DEB, and the FDA has granted B-VEC fast track designation and rare pediatric designation for the treatment of DEB. In addition, in 2019, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) to B-VEC for the treatment of DEB and the EMA granted PRIority MEdicines ("PRIME"), eligibility for B-VEC to treat DEB.
We believe our approach to treating DEB is positively differentiated relative to other known efforts to develop corrective treatments that employ autologous approaches. Autologous treatments use a patient’s own tissues and cells to manufacture an individualized therapy. Such therapies tend to be expensive, invasive and time consuming to use, and require extensive patient travel, extended hospital stays, highly sophisticated medical teams and procedures.
Clinical Development of B-VEC
On July 28, 2020, we announced initiation of our Phase 3 pivotal study known as GEM-3. The trial is a randomized, double-blind, intra-patient placebo-controlled multicenter study designed to evaluate the efficacy and safety of B-VEC for patients suffering from both recessive and dominant forms of DEB. The trial aims to enroll approximately thirty (30) participants with DEB, aged 6 months or older at time of consent. Investigator identified wound pairs, up to three in each patient, are deemed the “primary” wounds. These primary wounds will be treated once weekly for six months with either B-VEC or placebo, until wound closure. If a wound were to re-open at any point during the study, weekly dosage will resume until closure. The dose administered to each wound is dependent on the size of the wound and ranges from 4x10^8 to 1.2x10^9 PFU per wound. A maximum vector dose per patient per week has been defined on the basis of preclinical and clinical safety data. In the event that the maximum dose per patient has not been reached based on dosing of the primary wounds, the study investigators and patients will have the opportunity to select additional “secondary” wounds across which the remaining weekly dose may be applied.
We expect to complete enrollment in this study in the first quarter of 2021 and anticipate having top-line data from this trial in 4Q21. We expect to file a Biologics License Application ("BLA") with the FDA shortly thereafter. We are aligned with the EMA on a pivotal trial design and we believe that data from GEM-3 will form the basis of a Marketing Authorisation Application ("MAA"), filing shortly after the BLA.
In May 2020, complete Phase 1/2 data from the GEM-1 and GEM-2 studies was presented at the Society of Investigational Dermatology ("SID") meeting. The Phase 1 portion of the trial commenced in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018. The Phase 2 portion of the trial commenced in December 2018 at Stanford University, and we announced positive interim results from this clinical study on June 24, 2019.
KB105 for TGM1-deficient autosomal recessive congenital ichthyosis (“TGM1-ARCI”).
Disease Background
ARCI is a life-long, severe monogenic skin disease. While a number of genetic mutations have been associated with the development of ARCI, the most common cause of ARCI is an inactivating mutation in the human transglutaminase-1 (“TGM1”) gene encoding the enzyme transglutaminase-1, a protein that is essential for the proper formation of the skin barrier. Mutations in the TGM1 gene, and the subsequent disruption to the epidermal barrier, leads to pronounced dehydration, trans-epidermal exposure to unwanted toxins and surface microorganisms, and a greatly increased risk of infection. Transglutaminase-1 deficiency is associated with increased mortality in the neonatal period and has a dramatic impact on quality of life.
Patients suffering from ARCI often exhibit life-long pronounced plate-like scaling of the skin, which is often of a dark color and can cover the whole body. Such patients frequently suffer from exposure of the inner eyelid surface due to turning away of the eyelids from the eye (ectropion), the turning outwards of the lips (eclabium), deformities of joint and nasal cartilage (hypoplasia), scarring alopecia (especially at the edge of the scalp) and a thickening of the skin on the palms of the hands and soles of the feet (palmoplantar keratoderma). Additional complications experienced by ARCI patients include episodes of sepsis, fluid and electrolyte imbalances due to impaired skin barrier function, and failure to thrive, especially during the neonatal period and infancy. Severe heat intolerance and nail dystrophy are also frequently observed. There are currently no treatments targeting molecular correction of this disease. There are approximately 20,000 cases of TGM1-deficient ARCI worldwide and about 400 new cases per year globally.
KB105

KB105 is a redosable, off the-shelf gene therapy designed to deliver two copies of the TGM1 gene when applied topically, directly to a patient’s exfoliated skin. The goal of direct supplementation of TGM1 protein at the site of administration is local correction and phenotypic improvement. Like B-VEC, KB105 was designed to be easily administered by a healthcare professional in the doctor’s office or, potentially, at the patient’s home.
The FDA and the EMA have each granted KB105 orphan drug designation for the treatment of TGM1-ARCI, and the FDA has granted KB105 fast track designation and rare pediatric designation for the treatment of TGM1-ARCI.
Clinical Development of KB105
In August 2020, we initiated the second phase of our Phase 1/2 clinical trial of KB105 to treat ARCI. We have enrolled one patient in whom four rectangular 100cm2 (4-inch x 4-inch) areas of skin were selected as Target Areas. Two sites will receive an initial and a repeat dose of 4.0 x 10^9 PFU/Treated Area ("TA") while the other two sites will receive 1.0 x 10^10 PFU/ TA. Data from this patient is anticipated in the first half of 2021 and will inform the dosing regimen and enrollment criteria for the enrollment of subsequent patients in 2021. The primary objective of the study is to assess the improvement in localized severity of disease through an Investigator’s Global Assessment (“IGA”) of disease severity in the treatment area and TGM1 expression and activity and to evaluate safety through the incidence of adverse events associated with KB105 post administration.
In May 2020, initial clinical data from the first phase of the Phase 1/2 study which enrolled adult patients were presented at the SID meeting.
KB104 for Netherton Syndrome
Disease Background
Netherton Syndrome is a debilitating monogenic autosomal recessive skin disorder. The disease arises due to mutations in the Serine Protease Inhibitor Kazal-type 5 (“SPINK5”) gene, resulting in loss of activity of its encoded serine protease inhibitor protein SPINK5 (also known as Lympho-Epithelial Kazal type-related Inhibitor (“LEKTI”)). In healthy individuals, SPINK5 is one of the serine protease inhibitors expressed in the outermost layers of the skin, and it plays a critical role in the regulation of serine proteases which hydrolyze extracellular proteins that hold corneocytes together. In patients suffering from Netherton Syndrome, the suppressive effects of SPINK5 on these serine proteases is abolished due to underlying genetic mutations in the SPINK5 gene. Consequently, hyperactivated serine proteases in the skin cause uncontrolled desquamation, leading to a defective skin barrier.
In infants severe Netherton Syndrome can be associated with failure to thrive, hypernatremic dehydration secondary to excess fluid loss, delayed growth, short stature, and recurrent infections. Clinically, Netherton Syndrome is characterized by congenital ichthyosiform erythroderma, hair shaft defects, recurrent infections, and a defective skin barrier. A predisposition to allergies, asthma, and eczema is also characteristic of Netherton Syndrome. Ultimately, those afflicted by Netherton Syndrome often experience chronic skin inflammation, severe dehydration, and stunted growth.
There are approximately 38,000 cases of patients worldwide and about 700 new cases per year globally. There are no current approved treatments for Netherton Syndrome. Existing approaches are limited to palliative treatments, including topical moisturizers, repair formulas and steroids.
KB104
KB104 is a redoseable gene therapy designed to deliver two copies of the SPINK5 gene to relevant skin cells when applied topically. By directly supplementing the skin with functional SPINK5, the goal of therapy is to locally correct the desquamation and improve the barrier function of the skin. In preclinical testing a properly localized human SPINK5 gene was detected 48 hours after topical KB104 application in mice without toxicity. KB104-mediated human SPINK5 was expressed in the correct layer of skin at the transcript and protein levels.
Rare Pulmonary Programs
KB407 for Cystic Fibrosis (“CF”)
Disease Background

CF is the most common inherited genetic disorder in the United States and is caused by mutations in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. Lack of functional CFTR protein in secretory airway epithelia results in defective Cl-, bicarbonate, and thiocyanate secretion, coupled with enhanced Na+ absorption and mucus production, leading to dehydration and acidification of the airway surface liquid. CF is characterized by recurrent chest infections, increased airway secretions, and eventually, respiratory failure. While CF comprises a multiorgan pathology affecting the upper and lower airways, gastrointestinal and reproductive tracts, and the endocrine system, the primary cause of morbidity and mortality in CF is due to progressive lung destruction.
According to the U.S. Cystic Fibrosis Foundation (“CFF”), the median age at death for patients with CF in the United States was 30.8 years in 2018. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations and there is a significant unmet medical need for the ~10% of patients with CF who have genetic mutations non-amenable to currently approved CFTR small molecule “modulators”. According to the CFF, approximately 30,000 patients in the United States and more than 70,000 patients worldwide are living with CF, and approximately 850 new cases of CF were diagnosed in 2018.
KB407
KB407 is a redosable gene therapy designed to deliver two copies of the CFTR gene directly to the airway epithelia via inhaled (nebulized) administration. By inducing expression of full length, normal CFTR protein in the lung, treatment with KB407 has potential to restore ion and water flow into and out of lung cells to correct the lung manifestations of the disease in patients regardless of their underlying genetic mutation. Preclinical efforts to date have shown that KB407 successfully transduces patient-derived epithelial cells and delivers functional CFTR in vitro in 2D and 3D organotypic systems, and is amendable to non-invasive inhaled administration in vivo, as indicated by successful delivery to the lungs through the use of a clinically relevant nebulizer in small animal models. Successful delivery and distribution throughout the lung also was observed in a nonhuman primate. We expect to announce additional preclinical data from the GLP toxicology study, which evaluated repeat doses of KB407 in 36 nonhuman primates, and initiate a clinical trial in 1H2021.
The FDA has granted KB407 orphan drug designation and rare pediatric designation for the treatment of cystic fibrosis.
Other Programs
While our focus is on the development of gene therapies to treat serious rare diseases, we are also evaluating the potential of our platform to address more prevalent and/or non-genetic conditions. To that end, on April 24, 2019, we incorporated Jeune, Inc. a wholly-owned subsidiary, for the purposes of undertaking preclinical studies for aesthetic skin conditions.
KB301 for aesthetic skin conditions
Disease Background
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
KB301

KB301 leverages our clinical experience in delivering genes of interest to the skin, and is designed to stimulate biorejuvenation of the skin via delivery of the gene that encodes for type III collagen ("COL3") when administered via intradermal injection. We believe that our approach of directed expression of full-length human type 3 collagen via intradermal application of KB301 provides a unique and straightforward approach to restoring collagen homeostasis, and by extension, reconstructing an optimal physiologic environment in the skin to treat wrinkles or other presentations of aged or damaged skin.
Clinical development of KB301
We initiated a Phase 1 safety clinical trial for the treatment of wrinkles and acne scars on August 25, 2020. We expect to announce initial safety data from the first cohort of this study in 1Q21. On October 8, 2020, we announced presentation of preclinical data supporting the ongoing development of KB301 at the American Society for Dermatologic Surgery 2020 Virtual Meeting.
Future Opportunities
We believe the ability to redose as well as the large payload capacity of our proprietary vectors will allow us to deliver multiple genes and other effectors, which could enable development of therapies to treat non-monogenic skin diseases like psoriasis and atopic dermatitis, as well as conditions that are not necessarily the result of an inherited genetic defect, such as chronic wounds. For example, as proof-of concept we have generated a library of vectors designed to deliver anti-inflammatory antibodies. Further, we evaluated one of these vectors in an animal model of atopic dermatitis where expression of the vector-encoded-antibody was confirmed and efficacy was observed. .
If we are able to successfully generate product candidates to treat non-orphan diseases, we intend to seek collaborative alliances towards the development and potential commercialization of these therapies.
Manufacturing
In-House Good Manufacturing Practice (“GMP”) Facilities
We have built in-house current good manufacturing practices (“cGMP”) facilities to enable better quality control, shorter lead times, lower costs and better command over our intellectual property. Our first, 7,500 square foot commercial scale cGMP-compliant manufacturing facility, ANCORIS, is producing the pivotal and long-term extension study material for B-VEC at commercial scale and we expect to produce initial commercial launch material of B-VEC at the same facility.
Our second commercial scale cGMP facility, ASTRA, is 150,000 square feet and expected to be complete and validated in 2022. It is a state-of-the-art cGMP manufacturing facility that, in addition to adding significant capacity to support the growing pipeline, will also allow the in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, thereby fully-integrating all components of the supply chain from starting materials to patient experience. We announced the ground breaking of ASTRA on January 24, 2020.
Our proprietary manufacturing process which was initially developed for B-VEC and is now being used across our platform, was developed and optimized internally and involves both an upstream production process and downstream purification process. Recombinant viral vectors are made safe by removal of specific viral machinery, including packaging proteins, so that they are rendered incapable of, or attenuated for, replicating in human cells. However, to produce the recombinant virus, these viral proteins have to be re-introduced into the virus production process so that the viral vector can be packaged. In most other viral vector production systems, the missing viral proteins are supplied in one or more individual helper plasmids, along with the base viral vector plasmid. All the plasmids are then co-transfected into a production cell line in the presence of a transfection agent to facilitate viral vector production and packaging. The difficulty of this approach is that it requires c-scale manufacturing and qualification of each of the packaging plasmids and optimization of the transfection method. Even with optimized reagents and methods, significant batch-to-batch variability is seen in viral vector yield and titer that, we believe, drives up the cost of viral vector manufacturing and scale-up and increases the risk of failure during manufacturing.
Our proprietary upstream process for HSV-1 production avoids the aforementioned issues. Our process requires three critical components:
•Production of a master virus seed stock ("MVSS");
•Production of complementing master cell bank ("MCB"); and
•Optimized transduction parameters.

For each of our product candidates, we generate a MVSS which is scaled up from a single purified clone of the modified HSV-1 vector expressing the therapeutic effector. The MCB is a complementing cell line that stably expresses the HSV-1 viral proteins that are required for HSV-1 growth but have been deleted from the recombinant HSV-1 backbone. By introducing the deleted proteins into the MCB, as opposed to including them in the viral replication process via co-transfection of individual plasmids, we eliminate the need for multiple qualifications of the plasmids or variability in transfection efficiency from batch to batch, that other production processes face. Infection of the MCB with the MVSS at the optimal concentration results in production of the viral particle. Once the MCB, the MVSS, and the conditions of infection are established, virus production and resultant yield and titer are highly reproducible and scalable over multiple runs, and the risk of failure is minimal.
Optimization of MCB, MVSS and production methods requires extensive knowledge and technical experience with the HSV-1 genome and significant upfront effort to design and select the best virus seed stock and complementing cell line. To date we have screened hundreds of cell line clones to find the best complementing cell lines, and similarly designed and generated the optimal virus seed stocks for each of our product candidates. The viral seed stock expresses the therapeutic proteins under the control of strong constitutive or tissue-specific promoters and additional non-coding regulatory sequences have been included to optimize gene expression. We also have optimized the transduction conditions to reproducibly obtain high yields of the virus.
Unlike the upstream process, steps used to purify and concentrate the viral vector product are often common across different viral vector platforms and usually involve multiple stages of purification, clarification, concentration, and diafiltration, with the ultimate goal to remove contaminants and concentrate the product. We have developed a robust and reproducible process for purifying our viral vector to required concentrations for clinical use, while successfully removing contaminants to meet FDA guidelines.
We believe that the MVSS and MCB are a vital part of the production of our product candidates, as they ensure the reproducible production of multiple clinical and potentially commercial batches in a short six-week cycle time frame and in a cost-effective manner.
We have made significant investments in developing the most comprehensive and optimized manufacturing process for our vector product candidates including:
•A proprietary vector manufacturing technique and a series of high-efficiency purification processes that produce     highly purified therapeutic vectors and can be adapted for each product candidate; and
•A critical list of GMP assays to accurately characterize our process and the HSV-1 vectors we produce.
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
Epidermolysis Bullosa
A number of companies are developing drug candidates for EB. There is no approved treatment for DEB at this time. We believe our competitors fall into two broad categories:
•Corrective approaches: We are aware of two companies, Abeona and Castle Creek Pharmaceuticals, which are developing autologous or grafting gene therapy approaches to treating DEB. We are also aware of a recombinant-protein based approach being developed by Phoenix Tissue Repair.
•Palliative Treatments: We are aware of companies such, as Amryt Pharmaceuticals and Castle Creek Pharmaceuticals, who are developing product candidates taking a palliative approach to treating the disease.
Autosomal Recessive Congenital Ichthyosis ("ARCI")
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
Cystic Fibrosis
We are aware of several preclinical or early clinical stage nucleic-acid-based programs for the treatment of CF including TranslateBio, Spirovant, and 4D Molecular Therapeutics.
Intellectual Property
Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, platform technology, and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We have a portfolio of patents, patent applications and other intellectual property owned entirely by the Company - that protect our core platform technology (sometimes referred to as STAR-D) and products based thereupon, and affords us freedom to use this platform for the development of novel therapeutics for multiple applications. We continue to advance our IP portfolio actively through the filing of new patent applications, divisionals, and continuations relating to our technologies as we deem appropriate.
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
Platform

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 10,441,614	United States
Composition of Matter & Methods of Use – The Skin TARgeted Delivery platform, or STAR-D, for skin-targeted therapeutics, as well as methods of its use for delivering any effector of interest to the skin
			12/28/2036	Krystal
Beremagene Geperpavec ("B-VEC")

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 9,877,990	United States
Composition of Matter & Methods of Use – Compositions comprising HSV vectors encoding certain effectors, including the gene encoded in B-VEC, and methods of using the same for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin
			12/28/2036	Krystal
U.S. 10,155,016	United States	Composition of Matter & Methods of Use – Covers compositions containing B-VEC, formulated for alternate routes of administration	12/28/2036	Krystal
EP 3 377 637 B1	Europe	Composition of Matter & Methods of Use – Pharmaceutical compositions comprising B-VEC, as well as uses thereof.	12/28/2036	Krystal

KB105

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 10,525,090	United States	Composition of Matter & Methods of Use – KB105, as well as medical applications of this product for treating TGM1-deficient ARC	4/11/2039	Krystal

KB301

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 10,786,438	United States
Composition of Matter & Methods of Use – Pharmaceutical compositions comprising HSV vectors encoding one or more cosmetic proteins, as well as methods of their use for improving skin condition, quality, and/or appearance.
			4/26/2039	Krystal

KB407

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 10,829,529	United States	Methods of Use – Methods of using KB407 for the treatment of Cystic fibrosis and other diseases causing progressive lung destruction	2/07/2040	Krystal

*	Granted patents in the U.S. and Europe ("EP") are shown. Additional patent protection in the U.S. and Europe or other countries or regions through pending or granted counterparts may be available.
**	Stated expiration dates do not account for any patent term extension, supplemental protection certificate, or pediatric extensions that may be available.

Government Regulation and Product Approval
In the United States, the FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Public Health Service Act ("PHSA"), and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Applications to the FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA, and in limited instances the National Institutes of Health ("NIH"), through its Recombinant DNA Advisory Committee, or RAC. FDA approval also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals to successfully develop and commercialize our product candidates.
Within the FDA, the Center for Biologics Evaluation and Research ("CBER") regulates gene therapy products. Within CBER, the review of gene therapy and related products is in the Office of Cellular, Tissue and Gene Therapies ("OCTGT") and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee ("CTGTAC") to advise CBER on its reviews. CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA has provided guidance for the development of gene therapy products generally, including a growing body of guidance documents on Chemistry, Manufacturing and Control ("CMC") clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.

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
U.S. Biologic Products Development Process
The FDA must approve a product candidate before it may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice ("GLP"), regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an IND application, which allows human clinical trials to begin unless FDA objects within 30 days;
•approval by each clinical trial site’s institutional review board ("IRB") and institutional biosafety committee, or IBC before the clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practice ("GCP") regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;
•preparation and submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•review of the product by an FDA advisory committee, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with c requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;
•potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•payment of user fees and FDA review and approval, or licensure, of the BLA.
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
Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:
•Phase 1. The biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.
•Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes studies that present the data the FDA or other relevant regulatory agencies will use to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.
•Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.
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
U.S. Review and Approval Processes
The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. For gene therapies, selecting patients with applicable genetic defects is a necessary condition to effective treatment. For the therapy we are currently developing, we believe that diagnoses based on existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments ("CLIA") are sufficient to select appropriate patients and will be permitted by the FDA. Under the Prescription Drug User Fee Act ("PDUFA") each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual product fee for biologics and an annual establishment license fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.
The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before it accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategies ("REMS") is necessary to assure the safe use of the product candidate.
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
Fast Track Designation
Fast Track designation is granted to drugs being developed for the treatment of serious or life-threatening diseases or conditions where there is an unmet medical need. The purpose of the Fast Track designation provision is to help facilitate development and expedite the review and potential approval of drugs to treat serious and life-threatening conditions. Sponsors of drugs that receive Fast Track designation have the opportunity for more frequent interactions with the FDA review team throughout the development program. These can include meetings to discuss study design, data required to support approval, or other aspects of the clinical program. Additionally, products that have been granted Fast Track designation may be eligible for priority review of a BLA application and the FDA may consider reviewing portions of a New Drug Application ("NDA") before the sponsor submits the complete application, also known as a rolling review.
Orphan Drug Designation
On Under the Orphan Drug Act, the FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the United States for treatment of the disease or condition will be recovered from sales of the product
If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, meaning that the FDA may not approve any other applications to market the same drug or biologic product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the party holding the exclusivity fails to assure the availability of sufficient quantities of the drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors, however, may receive approval of different products for the same indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Other benefits include reduced regulatory fees, protocol assistance and tax credits for certain clinical research costs.
Orphan medicinal product status in the European Union ("EU") has similar, but not identical benefits.
Regenerative Medicine Advanced Therapy (“RMAT”) Designation
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
U.S. patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The United States Patent and Trademark Office ("USPTO"), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.
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
Other Healthcare Laws and Regulations
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act ("PPACA") amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;
•the federal false claims and civil monetary penalties laws, including the civil False Claims Act ("FCA"), which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments and other transfers of value to physicians, certain other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information;
•the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act ("FCPA") prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.
Human Capital
As of February 19, 2021, we had 75 full-time employees, primarily engaged in research and development, manufacturing and administrative activities. None of our employees are represented by a labor union and we consider our employee relations to be good.
We believe our employees are among the most important assets to our company and are key to achieving our goals and expectations. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our existing and new employees. We offer robust compensation packages, including competitive base pay, incentive compensation and stock compensation programs, and provide a broad range of benefits. The principal purpose of our stock compensation program is to attract, retain and reward personnel through the granting of stock-based awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we are committed to the professional advancement of our employees and offer various training programs and career development opportunities.
Corporate Information
We commenced operations on April 15, 2016. On March 31, 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech, LLC to Krystal Biotech, Inc. Our principal offices are located at 2100 Wharton Street, Suite 701, Pittsburgh, PA 15203, and our telephone number is 412-586-5830. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical studies for aesthetic skin conditions. Our website address is www.krystalbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the investor relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission ("SEC"). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC. The address of the website is http://www.sec.gov.
Implications of Being an Emerging Growth Company
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). As a smaller reporting company and an emerging growth company, we may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:
•Reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data in this Form 10-K;
•An exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•Reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and
•Exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.

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
Since inception, we have incurred recurring losses and negative cash flows from operations and, at December 31, 2020, we had an accumulated deficit of $71.2 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates as well as to building out our infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•continue our research and the clinical development of B-VEC, KB105, and KB301 including our current clinical trials and planned future trials;
•initiate clinical trials for KB104 and KB407 and preclinical studies for any additional product candidates that we may pursue in the future;
•prepare our BLA, MAA and approvals in certain other countries for B-VEC;
•continue to operate our in-house commercial-scale cGMP manufacturing facility ANCORIS and complete build out of our second cGMP manufacturing facility ASTRA;
•manufacture material for clinical trials or potential commercial sales;
•further develop our gene therapy product candidate portfolio;
•establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•develop, maintain, expand and protect our intellectual property portfolio;
•acquire or in-license other product candidates and technologies; and
•seek marketing approval for B-VEC and additional product candidates in the EU and in other key geographies.
To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials for our product candidates, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of any of our product candidates, if any of our product candidates do not receive regulatory approval, if we do not obtain our targeted indications for our product candidates or if any of our product candidates fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability, if ever, and would materially adversely affect our business prospects and financial condition. Moreover, if we decide to leverage any success with our B-VEC, KB105, KB301, KB104 or KB407 product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business will be materially adversely affected.
We currently only have three product candidates, B-VEC, KB105, and KB301 in clinical trials and we may never develop, acquire or in-license additional product candidates. We may never succeed in any or all these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of B-VEC, KB105, and KB301 our expenses could increase and revenue could be further delayed.
We may need to raise additional funding in order to receive approval for our other product candidate. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
To complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. We anticipate that we may need additional funding to complete the development of our product candidates and to commercialize any such approved products.
Our future capital requirements will depend on many factors, including:
•the progress, timing, results and costs of our Phase 3 clinical trials for B-VEC;
•the progress, timing results and costs of our Phase 1/2 clinical trials for KB105;
•the progress, timing, results and costs of our Phase 1 clinical trials for KB301;
•the continued development and the filing of investigational new drug ("IND"), applications for KB104 and KB407 and other product candidates;
•the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for any other product candidates that we may pursue in the future, if any;
•the costs of building and maintaining our own commercial-scale cGMP manufacturing facilities;
•the outcome, timing and costs of seeking regulatory approvals;
•the costs associated with the manufacturing process development and evaluation of third-party manufacturers, if necessary;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for any of our current and future product candidates;
•the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;
•the costs of commercialization activities for our current and future product candidates if we receive marketing approval for such product candidates, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;
•subject to receipt of marketing approval, if any, revenue received from commercial sale of our current and future product candidates;
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
We are a development-stage company that commenced operations in 2016. Our efforts to date, with respect to the development of our product candidates have been limited to organizing and staffing our company, business planning, raising capital, developing our vector platform and related technologies, identifying potential gene therapy product candidates, and undertaking preclinical studies and clinical trials of B-VEC, KB105, KB301, KB104 and KB407. While we have conducted clinical trials of B-VEC, KB105, and KB301 we have not yet demonstrated the ability to complete clinical trials of any of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success, performance or viability may not be as accurate as they could be if we had more experience developing gene therapy products.
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
Risks Related to Our Business
Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development efforts for our product candidates and adversely impact our business.
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
The COVID-19 outbreak continues to evolve. The extent to which the outbreak may impact our business, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.
We are a development-stage company. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We are a development stage company, and B-VEC entered its first clinical trial in May 2018, KB105 entered its first clinical trial in September 2019, and KB301 entered its first trial in August 2020. The development and commercialization of our product candidates are subject to many uncertainties, including the following:
•successful enrollment and completion of clinical trials;
•positive results from our current and planned future clinical trials;
•receipt of regulatory approvals from applicable regulatory authorities;
•successful development of our internal manufacturing processes on an ongoing basis and maintenance of our existing arrangements with third-party manufacturers for clinical supply;
•commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
If we fail in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Our lead candidate, B-VEC, is still in clinical development, and there is no guarantee that the results from preclinical studies will be indicative of our ability to complete or the results to be obtained in the current Phase 3 clinical trials.
We announced positive interim results from the Phase 1 portion of our Phase 1/2 clinical trial of B-VEC in October 2018, positive interim results from the Phase 2 portion in June 2019, and complete Phase 1/2 results in May 2020. We commenced Phase 3 clinical Trials for B-VEC in July 2020. There is no guarantee that results of this or any potential future clinical trials will be positive or that we will be able to complete this or any potential future clinical trials on the anticipated timelines or at all. The positive results we have observed for B-VEC may not be predictive of the ultimate outcome or of any future clinical trials, and the current and future clinical trial process may fail to demonstrate that B-VEC is safe for humans and effective for indicated uses, which may cause us to abandon B-VEC. Furthermore, research and discoveries by us or others may identify serious adverse events, undesirable side effects or other unexpected properties of our current and future product candidates, including B-VEC, that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
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
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its CBER to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. If we were to engage a National Institutes of Health funded institution to conduct a clinical trial, that institution’s Institutional Biosafety Committee ("IBC") as well as its Institutional Review Board ("IRB"), would need to review the proposed clinical trial to assess the safety of the trial. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
Further, we, the FDA or an IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize B-VEC or any future product candidates and adversely affect our business, financial condition, results of operations and prospects.
The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of B-VEC or any future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.
While we have obtained orphan drug designation for B-VEC, KB105, and KB407 it may not effectively protect us from competition, and we may be unable to obtain orphan drug designation for our future product candidates. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, B-VEC, for the treatment of DEB and we may seek orphan drug designation from the FDA for our future product candidates. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation ("OMPD"), for B-VEC. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in clinical development for treatment of patients with TGM1-ARCI, and on October 10, 2019, the European Commission granted the Orphan Medicinal Product Designation for KB105. On August 17, 2020, the FDA granted orphan drug designation to our most recent product candidate, KB407, currently in preclinical development, for the treatment of cystic fibrosis. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.
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
The FDA granted Fast Track designation in the United States for B-VEC on May 23, 2018 and for KB105 on October 24, 2019. In addition, B-VEC was granted RMAT by the FDA on June 21, 2019 and PRIME by the EMA in March 2019. The receipt of any of these designations for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA and EMA procedures and does not assure ultimate approval by either the FDA or EMA.
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
There is no assurance we will receive RMAT, PRIME or breakthrough therapy or Fast Track designations for any of our product candidates and the receipt of any of these designations for a product candidate may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. Further, even though we have received rare pediatric disease designation for B-VEC, KB105, KB104, and KB407 we may not experience a faster review or approval for a subsequent marketing application.
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
Although a substantial amount of our efforts focuses on the potential approval of B-VEC, KB105, KB301, KB104 and KB407 a key component our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat orphan diseases and ultimately, non-orphan diseases. Identifying new product candidates requires substantial technical, financial and human resources, whether any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:

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
We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our lead product candidate, B-VEC or any future product candidate.
We are aware of several companies and institutions that are currently developing alternative autologous or palliative gene therapy approaches for DEB and cystic fibrosis. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render B-VEC or any future product candidate uneconomical or obsolete, and we may not be successful in marketing B-VEC or any future product candidate against competitors.
In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.
Risks Related to Manufacturing
Delays in obtaining regulatory approvals of the process and facilities needed to manufacture our product candidates or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.
Before we can begin to commercially manufacture our product candidates, whether in a third-party facility or in our own facilities, once established, we must pass a pre-approval inspection of our manufacturing facilities by the FDA before our product candidates can obtain marketing approval. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. To obtain approval, we will need to ensure that all our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.
In addition, the manufacturing process used to produce our product candidates is complex, novel and has not been validated for commercial use. In order to produce enough quantities of our product candidates for future clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process. The production of our product candidates requires processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that our product candidates are made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
Although we have established our own manufacturing facility for our product candidates, we may need to utilize third parties to conduct our product manufacturing for the near future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.
Even if we obtain the validation from the FDA of our cGMP manufacturing facility, we intend to maintain third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions of other product candidates or the clinical trials required for approval of our product candidates. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our ability to produce our product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage.
Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.
Risks Related to Commercialization of Our Product Candidates
If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.
We currently have a small market development organization. To successfully commercialize our product candidates, if approved, we plan to expand our capabilities to promote market access and build awareness. To successfully commercialize any other products that may result from our development programs, we will need to further expand our market development organization, either on our own or with a third party. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding any of our product candidates with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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
Our success also will depend upon physicians who specialize in the treatment of prescribing treatments that involve the use of our product candidates, in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of any product candidate we may develop. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates, if approved and a decrease in demand for our product candidates.
If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely impacted, and our business may suffer.
We have mainly focused our research and product development efforts to date on B-VEC for DEB. Our understanding of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with B-VEC, are based on estimates in published literature. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected or these patients may not be otherwise amenable to treatment with B-VEC or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.
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
The commercial success of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates, in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and our product candidates, if approved for commercial sale, will depend on several factors, including:
•the efficacy and safety of our product candidates as demonstrated in clinical trials;
•the efficacy, potential and perceived advantages of our product candidates over alternative treatments, if available;
•the cost of our product candidates relative to alternative treatments, if any are available;
•the clinical indications for which our product candidates are approved by the FDA or the EMA;
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
Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved, or any of our other product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.
We expect that coverage and reimbursement of pharmaceutical may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Drug pricing by pharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render our product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.
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
There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. Currently, no gene therapy product has been approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services ("CMS"), the agency responsible for administering the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these types of products. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
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
Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price ("ASP"), average manufacturer price ("AMP"), and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.

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
Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("PPACA"), was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act ("ACA") that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Further, on December 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the ACA.
While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018 ("BBA"), among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal and replace elements of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for our product candidates or additional pricing pressures and may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
If we obtain FDA approval for our product candidates and begin commercializing it in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:
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

•HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach
•Notification Rules under HITECH and the Genetic Information Nondiscrimination Act; Other modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;
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

Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all our current supply of our product candidates is located at our manufacturing facility in Pittsburgh, Pennsylvania.  We were are in the early stages of constructing an additional manufacturing facility and establishing a relationship with a third-party contract manufacturer as a back-up supplier for the commercial supply of our products, if necessary. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our product candidates, including B-VEC, KB105, KB301, KB104, KB407, and any future product candidates we may develop, and/or our vector platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to B-VEC, KB105, KB301, KB104, KB407, and additional product candidates in our pipeline, current and future innovations related to our vector platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have six issued patents in the United States: (1) U.S. patent No. 9,877,990, covering, in part, pharmaceutical formulations comprising our lead clinical product B-VEC, as well as methods of its use for treating wounds, disorders, and diseases of the skin, which we refer to as the ’990 patent; (2) U.S. patent No. 10,155,016 covering pharmaceutical compositions containing B-VEC formulated for myriad routes of administration; (3) U.S. patent No. 10,441,614 covering aspects of our vector platform technology, and its uses in delivering any gene of interest to the skin; (4) U.S. patent No. 10,525,090, covering pharmaceutical compositions comprising our second clinical product candidate, KB105, and methods of its use for treating TGM1-deficient autosomal recessive congenital ichthyosis; (5) U.S. Patent No. 10,786,438 covering pharmaceutical compositions comprising vectors encoding cosmetic proteins, including our third product candidate, KB301, and methods for their use for improving skin condition, quality, and/or appearance; and (6) U.S. Patent No. 10,829,529 covering methods of using KB407 for the treatment of cystic fibrosis and other diseases causing progressive lung destruction. Furthermore, we have nine international patent applications filed in accordance with the Paris Cooperation treaty directed to multiple discovery, preclinical, and clinical programs, including B-VEC, KB105, KB301, KB104, and KB407, as well as multiple patent applications filed in foreign jurisdictions stemming from these international applications. B-VEC is also the subject of patents granted in both Australia and Europe, including European Patent No. 3 377 637 B1, covering pharmaceutical compositions containing B-VEC as well as uses thereof.
Even if we are granted the patents we are currently pursuing, they may not issue in a form that will provide us with the full scope of protection we desire, they may not prevent competitors or other third parties from competing with us, and/or they may not otherwise provide us with a competitive advantage. Our competitors, or other third parties, may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, there is no assurance that the ’990 patent, or any other patent we are granted, will prevent third parties from developing competing technologies. Moreover, our patent estate, including the ’990 patent, does not preclude third parties from having intellectual property rights that could interfere with our freedom to use our platform, including for dermatological indications. Even assuming patents issue from our pending and future patent applications, changes in either the patent laws or interpretation of the patent laws in the United States and foreign jurisdictions may diminish the value of our patents or narrow their scope of protection.
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

Filing, prosecuting and defending patents on each and every one of our product candidates, current and future innovations related to our vector platform, and our institutional knowledge in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States may differ in scope from those eventually granted in the United States. Thus, in some cases, we may not have the opportunity to obtain patent protection for certain technologies in some jurisdictions outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third party asserts are infringed by the manufacture, use, sale, or importation of our products. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before the USPTO. For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.
There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patents or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our products, including B-VEC. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. In such a hypothetical situation, there is no assurance that a court of competent jurisdiction would find that our product candidates or technologies do not infringe a third-party patent.
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
We are subject to claims asserting that we, our employees or our advisors have wrongfully used or disclosed alleged trade secrets of other parties, including current or former employers, or claims asserting ownership of what we regard as our own intellectual property and we may face other such claims in the future.
Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we try to observe the terms of agreements under which we obtain access to third party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described below under “Item 3—Legal Proceedings,” on May 1, 2020, a complaint was filed against us by PeriphaGen Inc., which also named our Chief Executive Officer and our Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts we used to develop vector platform and product candidates. If we fail in defending any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our technologies, which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
While it is our policy to require our employees and contractors who may be involved in the conception of intellectual property to execute agreements assigning such intellectual property rights to us, unforeseen complications may arise when fully and adequately executing such an agreement with each party who, in fact, conceives of intellectual property that we regard as our own. Examples of such complications may include, for example, when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached. Such complications may lead to us being forced to bring claims against third parties or current and former employees, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Moreover, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be insufficient in fully perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have a material adverse effect on our business.
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
The degree of current and future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
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
As of December 31, 2020, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 19.5% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
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
As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company until the end of 2021, after which, we will incur additional costs applicable to public companies that are not emerging growth companies.
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. After we are no longer an emerging growth company under the JOBS Act, beginning no later than our year ending December 31, 2023, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Below is a summary of our leased properties as of December 31, 2020:
We lease approximately 29,000 square feet of combined laboratory and office space in Pittsburgh, Pennsylvania that we use for our research, development and manufacturing efforts. This lease expires in February 2027.
On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area. The 150,000 square foot facility is under construction and is expected to be completed and validated in 2022. The lease commenced on February 1, 2021 when the Landlord delivered the space as substantially complete and made the space available for access by the Company. The lease has an initial term that expires on October 31, 2035.
Item 3. Legal Proceedings.
On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen Inc., which also named our chief executive officer and chief operating officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, Messrs. Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we have opposed the motion. On December 1, 2020, the court ruled on Messrs. Wechuck and Krisky's motion to dismiss our third-party complaint. The court allowed that our claims on contribution and indemnification based on PeriphaGen's state law claims for unfair competition and misappropriation of trade secrets to go forward. Our breach of contract claim will also go forward in full.
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
On February 19, 2021, there were four stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.  The closing price of our common stock was $76.98 per share as of February 19, 2021 as reported on the Nasdaq Capital Market.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common stock made during the year ended December 31, 2020.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans are hereby incorporated by reference to our Definitive Proxy Statement.
Sales of Unregistered Securities
There were no sales of unregistered securities by us during the fourth quarter of 2020. Prior to the fourth quarter of 2020, sales of unregistered securities, if any, were previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during 2020.
Stock Performance Graph
Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index commencing on September 20, 2017 (the date our common stock began trading on The Nasdaq Stock Market) and continuing through December 31, 2020. The graph assumes our closing sale price on September 20, 2017 of $10.64 per share as the initial value of our common stock for indexing purposes. Points on the graph represent the performance as of the last business day of each of the months indicated.
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

Trade Date	Krystal Biotech, Inc.	Nasdaq Composite	Nasdaq Biotech Index
9/20/2017	100.00	100.00	100.00
9/29/2017	93.70	100.62	100.28
10/31/2017	93.05	104.21	94.45
11/30/2017	98.68	106.47	94.96
12/29/2017	98.87	106.93	96.36
1/31/2018	93.80	114.80	103.07
2/28/2018	94.74	112.65	97.55
3/29/2018	94.83	109.41	96.30
4/30/2018	90.32	109.45	93.44
5/31/2018	96.71	115.27	97.82
6/29/2018	139.76	116.33	99.14
7/31/2018	154.61	118.83	105.26
8/31/2018	154.51	125.61	110.32
9/28/2018	165.23	124.63	110.11
10/31/2018	193.70	113.16	94.04
11/30/2018	238.53	113.55	98.45
12/31/2018	195.30	102.78	87.38
1/31/2019	217.29	112.79	99.08
2/28/2019	210.15	116.67	101.73
3/29/2019	309.21	119.72	100.83
4/30/2019	307.80	125.39	95.97
5/31/2019	295.30	115.44	90.12
6/28/2019	378.48	124.01	98.41
7/31/2019	451.22	126.63	95.38
8/30/2019	422.93	123.34	92.86
9/30/2019	326.36	123.90	89.79
10/31/2019	386.00	128.44	96.74
11/29/2019	531.11	134.22	107.80
12/31/2019	520.49	138.98	108.71
1/31/2020	491.17	141.74	102.62
2/28/2020	502.35	132.70	102.93
3/31/2020	406.39	119.27	97.39
4/30/2020	443.52	137.69	111.97
5/29/2020	483.18	146.99	121.43
6/30/2020	389.29	155.80	123.38
7/31/2020	388.06	166.44	121.28
8/31/2020	449.34	182.39	122.37
9/30/2020	404.61	172.98	122.21
10/30/2020	404.04	169.01	117.65
11/30/2020	516.35	188.95	130.75
12/31/2020	563.91	199.63	136.63

Item 6. Selected Financial Data.
Not required.

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019 of the Company. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
We are a clinical stage biotechnology company leading the field of redosable gene therapy for the treatment serious rare diseases. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home. Our goal is to develop easy to use, redosable gene therapies to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale cGMP manufacturing capabilities. Refer to Part I, Item 1 - Business for more information about our clinical development pipeline and research programs and the status of our product candidates.
Pipeline Highlights:
•B-VEC is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of DEB, a serious rare skin disease caused by missing or mutated COL7. The randomized, double-blind, placebo-controlled GEM-3 pivotal study is ongoing, with top line data anticipated in 4Q21. Details of the pivotal study can be found at www.clinicaltrails.gov under NCT identifier NCT04491604. Nothing included on these websites shall be deemed incorporated by reference into this Annual Report on Form 10-K.
•KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-ARCI, a serious rare skin disorder caused by missing or mutated TGM1 protein. A randomized, placebo-controlled Phase 1/2 study is ongoing. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing included on these websites shall be deemed incorporated by reference into this Annual Report on Form 10-K.
•KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length CFTR transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated CFTR protein. We expect to initiate clinical testing in 1H21.
•KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to file an IND in 2H21.
We have several other product candidates in various stages of preclinical development.
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary Jeune, Inc. A Summary description of Jeune’s key product candidate and its status is as follows:
•KB301 is a solution for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. A Phase 1 safety study is currently ongoing. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Nothing included on these websites shall be deemed incorporated by reference into this Annual Report on Form 10-K

Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Business Highlights:
•On May 21, 2020, the Company completed a public offering of 2,275,000 shares of its common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million, and other offering expenses payable by the Company of approximately $463 thousand.
•On December 31, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program"), under which Cowen will act as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of its common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million ("Placement Shares"). In 2021, 262,500 shares of common stock have been issued pursuant to the ATM Program for net proceeds of $16.9 million, resulting in a remaining $132.5 million available for issuance under the ATM Program.
•On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020 for a purchase price of $9.4 million. The transaction is expected to close in early March 2021 subject to customary closing conditions.
•On February 1, 2021, the Company completed a public offering of 2,211,538 shares of its common stock, including 288,461 shares purchased by the underwriters, at $65.00 per share. Net proceeds to the Company from the offering were $135.0 million after deducting underwriting discounts and commissions of approximately $8.6 million, and other estimated offering expenses payable by the Company of approximately $193 thousand.
COVID-19
In December 2019, COVID-19 was first reported in Wuhan, China and in March 2020, a global pandemic was declared by the World Health Organization. In an effort to slow the spread of the virus, certain governments, including the Commonwealth of Pennsylvania where the Company’s primary offices, laboratory and manufacturing spaces are located, enacted stay-at-home orders, and sweeping restrictions to travel were initiated by corporations and governments. Although these restrictions have been lifted in some areas, it is not known at this time whether they will be reestablished or the extent to which the Company will be impacted. The degree of COVID-19’s effect on the Company’s clinical, operational and financial performance will depend on future developments, including additional protective measures that may be implemented by governmental authorities or the Company to protect its employees, or by investigators, caregivers or patients to minimize exposure, all of which are uncertain and difficult to predict. While to date the impact of COVID-19 on our business and clinical trials has been minimal, we will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and preclinical and clinical trial activities. For additional information regarding the impact of the coronavirus pandemic, please see "Risk Factor - Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development efforts.of our product candidates and adversely impact our business."
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue our ongoing GEM-3 pivotal study for B-VEC, our Phase 1/2 clinical trial for KB105, our Phase 1 safety study for KB301, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of this clinical trial, and, as a result, the actual costs to complete this planned clinical trial may exceed the expected costs.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, commercial, business development and other administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel, facility related expenses and other operating costs.
We anticipate that our general and administrative expenses will increase in the future to support the continued research and development of our product candidates and to operate as a public company. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of our first product candidate appears likely, we anticipate that we will increase our salary and personnel costs and other expenses as a result of our preparation for commercial operations
Interest Income
Interest income consists primarily of income earned from our cash, cash equivalents and investments.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates which include, but are not limited to, estimates related to clinical trial and contract manufacturing prepayments and accruals, stock-based compensation expense, construction-in-progress, and reported amounts of related expenses during the period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.
While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses, current assets and other current liabilities. This process involves reviewing open contracts and commitments, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development expenses, current assets and other current liabilities as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses, prepaid assets and other current liabilities include fees paid to contract manufacturers made in connection with the manufacturing of preclinical and clinical trials materials.
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
Stock-Based Compensation
We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation ("ASC 718"), to account for stock-based compensation for employees and ASC 718 and ASC 505, Equity ("ASC 505"), for non-employees for 2018. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. Stock compensation related to non-employee awards is re-measured in 2018 at each reporting period until the awards are vested. Described below is the methodology we have utilized in measuring stock-based compensation expense.
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
Under ASC 718, we elected to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. During the years ended December 31, 2020 and 2019, our estimated annual forfeiture rate was 14.74% and 10.00%, respectively.
Leases
We adopted FASB ASC Topic 842, Lease ("ASC 842") on January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company took advantage of the transition package of practical expedients permitted within ASC 842, which allowed the Company not to reassess previous accounting conclusions around whether arrangements were, or contained leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases.
As the Company's lease agreements do not provide an implicit rate and as the Company does not have external borrowings, we use an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.
For lease arrangements where it has been determined that the Company has control over an asset that is under construction and is thus considered the accounting owner of the asset during the construction period, the Company records a construction-in-progress asset ("CIP") and corresponding financial obligation on the consolidated balance sheet. Once the construction is complete, an assessment will be performed to determine whether the lease meets certain "sale-leaseback" criteria. If the sale-leaseback criteria are determined to be met, the Company will remove the asset and related financial obligation from the balance sheet and treat the building lease as either an operating or finance lease based on our assessment of the guidance. If, upon completion of construction, the project does not meet the "sale-leaseback" criteria, the lease will be treated as a financing obligation and the Company will depreciate the asset over its estimated useful life for financial reporting purposes.
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
Results of Operations
Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,			Change
(in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Expenses
Research and development	$17,936	$15,616	$7,761	$2,320	$7,855
General and administrative	15,063	6,465	4,155	8,598	2,310
Total operating expenses	32,999	22,081	11,916	10,918	10,165
Loss from operations	(32,999)	(22,081)	(11,916)	(10,918)	(10,165)
Other Expense
Interest and other income, net	832	2,993	1,027	(2,161)	1,966
Total interest and other income, net	832	2,993	1,027	(2,161)	1,966
Net loss	$(32,167)	$(19,088)	$(10,889)	$(13,079)	$(8,199)
Research and Development Expenses
Research and development expenses increased $2.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Higher research and development expenses were due to increases in lab supplies of $142 thousand, payroll related expenses of approximately $2.0 million which is primarily driven by an increase in headcount to support overall growth and includes a $417 thousand increase in stock-based compensation, and other research and development expenses of $757 thousand, with a decrease in outsourcing research and development activities of $560 thousand.
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
General and Administrative Expenses
General and administrative expenses increased $8.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Higher general and administrative spending was due largely to increased payroll related expenses of approximately $4.0 million which is primarily driven by an increase in headcount to support overall growth and includes an approximate $1.6 million increase in stock-based compensation, market research related expenses of approximately $2.0 million, legal and professional fees of approximately $1.6 million, insurance expense of $693 thousand and other administrative expenses of $295 thousand.
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

Interest and Other Income
Interest and other income for the year ended December 31, 2020 and 2019 was $832 thousand and $3.0 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. This decrease was driven by a decline in market interest rates.
Interest and other income for the year ended December 31, 2019 and 2018 was $3.0 million and $1.0 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. This increase was primarily driven by an increase in our cash position in 2019 as compared to 2018.
Liquidity and Capital Resources
Overview
At December 31, 2020, our cash, cash equivalents and short-term investments balance was approximately $271.3 million. Since operations began, we have incurred operating losses. Our net losses were $32.2 million and $19.1 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had an accumulated deficit of $71.2 million. With the net proceeds raised from our public and private securities offerings, including the public offering completed on May 21, 2020, the ATM Program and the public offering completed on February 1, 2021, the Company believes that its cash, cash equivalents and short-term investments will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-K.
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
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of B-VEC, KB105, KB301 or our planned preclinical studies for our other product candidates, or our operations. Further, we do not expect to generate any product revenues until 2022, at the earliest, assuming we receive marketing approval for B-VEC on the schedule we currently contemplate. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch B-VEC, KB105, KB301 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize this or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the timeline and costs of our pivotal Phase 3 clinical trial for B-VEC;
•the progress, timing and costs of our ongoing Phase 1/2 clinical trials for KB105;
•the progress, results and costs of our Phase 1 clinical trials for KB301;
•the progress, timing, and costs of manufacturing of B-VEC for our pivotal Phase 3 clinical trials;

•the continued development and the filing on an IND application for future product candidates;
•the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for any other product candidates that we may pursue in the future, if any;
•the costs of maintaining our own commercial-scale cGMP manufacturing facilities;
•the outcome, timing and costs of seeking regulatory approvals;
•the costs associated with the manufacturing process development and evaluation of third-party manufacturers;
•the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for our current and future product candidates;
•the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;
•the costs of commercialization activities for our current and future product candidates if we receive marketing approval for such product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;
•subject to receipt of marketing approval, if any, revenue received from commercial sale of our current and future product candidates;
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
We expect that we will need to obtain substantial additional funding in order to receive regulatory approval and to commercialize our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves.
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(26,083)	$(18,713)
Net cash used in investing activities	(11,181)	(4,968)
Net cash provided by financing activities	118,019	107,525
Net increase in cash	$80,755	$83,844
Operating Activities

Net cash used in operating activities for the year December 31, 2020 was $26.1 million and consisted primarily of a net loss of $32.2 million adjusted for non-cash items of $5.2 million primarily made up of depreciation and amortization of $1.9 million and stock-based compensation expense of $3.3 million, and cash used by decreases in net operating liabilities of approximately $928 thousand.
Net cash used in operating activities for the year ended December 31, 2019 was $18.7 million and consisted primarily of a net loss of $19.1 million adjusted for non-cash items of depreciation of $748 thousand, stock-based compensation expense of $1.2 million, loss on disposals of fixed assets of $67 thousand, amortization of right-of-use assets of $226 thousand, and cash used by decreases in net operating assets and liabilities of $1.9 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2020 was approximately $11.2 million and consisted primarily of purchases of $3.2 million of short-term available-for-sale investment securities, and expenditures of $14.8 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, partially offset by proceeds of $6.9 million from maturities of short-term investments.
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
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $118.0 million and was primarily from proceeds from our public offering on May 21, 2020 of 2,275,000 shares of our common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million and other offering expenses of approximately $463 thousand.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2020 (in thousands):

	Total	Less than 1 year	Years 1-3	Years 4-5	More Than 5 Years
Future minimum operating lease payments (1)(2)(3)	$23,525	$1,430	$2,956	$3,075	$16,064
Clinical supply and product manufacturing agreement obligations	$3,631	$3,631	$—	$—	$—
Other contractual obligations	$2,736	$2,736	$—	$—	$—
(1)We lease approximately 29,000 square feet of office and laboratory space at 2100 Wharton St., Suite 701, Pittsburgh, Pennsylvania. The lease expires February 2027.
(2)On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility in the Pittsburgh, Pennsylvania area ("ASTRA lease"). The 150,000 square foot facility is under construction and is expected to be completed and validated in 2022. The lease will commence when the space is delivered by Landlord as substantially complete and available for access, which is anticipated to be in 1H 2021, and has an initial term that expires on October 31, 2035. The ASTRA lease contains an option ("Purchase Option") to purchase the building, related improvements and take corresponding assignment of the Landlord's rights under its existing Ground Lease (the "Ground Lease"). On October 15, 2020, the Company gave the Landlord notice of its intent to purchase ASTRA subject to the parties entering into a commercially reasonable purchase and sale agreement.
(3)On October 5, 2020, the Company became the accounting owner of the Ground Lease due to obtaining control over ASTRA and recorded the applicable right-of-use asset and corresponding lease liability as of October 5, 2020. The lease expires in April 2071.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) (“ASU 2018-13”) which removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance was effective for us commencing in the first quarter of 2020. Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. The adoption of the guidance resulted in us disclosing the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2020 and 2019.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of approximately $271.3 million, which consist primarily of money market funds, bank deposits and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Krystal Biotech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Krystal Biotech, Inc. (“Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
San Diego, California
March 1, 2021

Krystal Biotech, Inc.
Consolidated Balance Sheets

(In thousands, except shares and per share data)	December 31, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$268,269	$187,514
Short-term investments	2,993	6,171
Prepaid and other current assets	3,796	2,195
Total current assets	275,058	195,880
Property and equipment, net	30,876	8,475
Long-term investments	—	497
Right-of-use assets	3,298	2,709
Other non-current assets	1,612	1,462
Total assets	$310,844	$209,023
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,105	$1,021
Current portion of lease liability	638	480
Accrued expenses and other current liabilities	5,109	1,826
Build-to-suit lease liability	7,600	—
Total current liabilities	15,452	3,327
Lease liability	3,308	2,782
Total liabilities	18,760	6,109
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at December 31, 2020 and 2019; 2,061,773 shares issued, and no shares outstanding at December 31, 2020 and 2019	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at December 31, 2020 and 2019; 19,714,220 and 17,354,310 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	363,292	241,951
Accumulated other comprehensive income	6	10
Accumulated deficit	(71,214)	(39,047)
Total stockholders' equity	292,084	202,914
Total liabilities and stockholders' equity	$310,844	$209,023
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019
Expenses
Research and development	$17,936	$15,616
General and administrative	15,063	6,465
Total operating expenses	32,999	22,081
Loss from operations	(32,999)	(22,081)
Other Income
Interest and other income, net	832	2,993
Net loss	(32,167)	(19,088)
Unrealized gain (loss) on available-for-sale securities	(4)	8
Comprehensive loss	$(32,171)	$(19,080)

Net loss per common share: Basic and diluted	$(1.71)	$(1.20)

Weighted-average common shares outstanding: Basic and diluted	18,787,161	15,901,083
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Stockholders' Equity

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2018	14,428,916	—	$133,183	$2	$(19,959)	$113,226
Issuance of common stock, net	2,925,394	—	107,529	—	—	107,529
Stock-based compensation expense	—	—	1,239	—	—	1,239
Unrealized gain on investments	—	—	—	8	—	8
Net loss	—	—	—	—	(19,088)	(19,088)
Balances at December 31, 2019	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	2,359,910	—	118,035	—	—	118,035
Stock-based compensation expense	—	—	3,306	—	—	3,306
Unrealized loss on investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(32,167)	(32,167)
Balances at December 31, 2020	19,714,220	$—	363,292	$6	$(71,214)	$292,084
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019
Operating Activities
Net loss	$(32,167)	$(19,088)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,851	1,090
Stock-based compensation expense	3,272	1,239
Loss on disposal of fixed assets	33	67
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,911)	(868)
Other non-current assets	(934)	(1,362)
Lease liability	685	(116)
Accounts payable	783	(199)
Accrued expenses and other current liabilities	2,305	547
Net cash used in operating activities	(26,083)	(18,690)

Investing Activities
Purchases of property and equipment	(14,843)	(6,399)
Purchases of short-term investments	(3,205)	(8,596)
Proceeds from maturities of short-term investments	6,867	10,501
Purchases of long-term investments	—	(497)
Net cash used in investing activities	(11,181)	(4,991)

Financing Activities
Issuance of common stock, net	118,019	107,525
Net cash provided by financing activities	118,019	107,525
Net increase in cash and cash equivalents	80,755	83,844

Cash and cash equivalents at beginning of year	187,514	103,670
Cash and cash equivalents at end of year	$268,269	$187,514

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$9,697	$681
Initial recognition of right-of-use assets	$911	$3,066
Unpaid offering costs	$131	$—
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations on April 15, 2016. On March 31, 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune, Inc. in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions.
We are a clinical stage biotechnology company leading the field of redosable gene therapy for the treatment serious rare diseases. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home. Our goal is to develop easy to use, redosable gene therapies to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale cGMP manufacturing capabilities.
Liquidity
As of December 31, 2020, the Company had an accumulated deficit of $71.2 million. With the net proceeds raised from its public and private securities offerings, including the public offering completed on May 21, 2020, the Company believes that its cash, cash equivalents and short-term investments of approximately $271.3 million as of December 31, 2020 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Annual Report on Form 10-K. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassed to conform to the current period presentation. The reclassified amounts have no impact to the Company's previously reported financial position or results of operation.
Risks and Uncertainties
The pandemic caused by an outbreak of a new strain of coronavirus (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021.
Use of Estimates

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, including: stock-based compensation expense, accrued expenses, the fair value of financial instruments, the incremental borrowing rate for lease liabilities, construction in progress, and the valuation allowance included in the deferred income tax calculation.
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
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and investments. The Company’s policy is to invest its cash, cash equivalents and investments in money market funds, certificates of deposit, U.S. Treasury bills, and various other bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.
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
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy that prioritizes the inputs used in determining fair value by their reliability and preferred use, as follows:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities.
•Level 2—Valuations based on quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in inactive markets, or other inputs that are observable, or can be corroborated by observable market data.
•Level 3—Valuations based on inputs that are both significant to the fair value measurement and unobservable.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

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
Our available-for-sale, short-term investments, which consist of U.S. Treasury bills and certificates of deposit, are considered to be Level 2 valuations. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.
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

Computer equipment and software	3 years
Lab equipment	3 - 7 years
Furniture and fixtures	3 years
Leasehold improvement	shorter of 8 years or remaining life of lease
Construction-in-progress is not depreciated until the asset is placed in service.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the years ended December 31, 2020 and 2019.
Leases
We have entered into lease agreements for our laboratory, manufacturing and office spaces. On January 1, 2019, we adopted FASB ASC Topic 842, Leases ("ASC 842"). Pursuant to ASC 842, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASC 842, we recorded an operating lease right-of-use asset of $1.1 million and an operating lease liability of $1.4 million on the consolidated balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligations represent our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, we have used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. The Company adopted the new leasing standard as of the effective date of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company took advantage of the

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

transition package of practical expedients permitted within ASC 842, which allowed the Company not to reassess previous accounting conclusions around whether arrangements were, or contained, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for the lease and non-lease components of its operating leases as a single component.
For lease arrangements where it has been determined that the Company has control over an asset that is under construction and is thus considered the accounting owner of the asset during the construction period, the Company records a construction-in-progress asset ("CIP") and corresponding financial obligation on the consolidated balance sheet. Once the construction is complete, an assessment will be performed to determine whether the lease meets certain "sale-leaseback" criteria. If the sale-leaseback criteria are determined to be met, the Company will remove the asset and related financial obligation from the balance sheet and treat the building lease as either an operating or finance lease based on our assessment of the guidance. If, upon completion of construction, the project does not meet the "sale-leaseback" criteria, the lease will be treated as a financing obligation and the Company will depreciate the asset over its estimated useful life for financial reporting purposes.
Research and Development Expenses
Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, facilities and overhead, preclinical and clinical activities, related clinical manufacturing costs, contract management services, regulatory and other related costs.
The Company estimates contract research and clinical trials materials manufacturing expenses based on the services performed pursuant to contracts with research and manufacturing organizations that manufacture materials used in the Company’s ongoing preclinical and clinical studies. Non-refundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with third party service providers and the Company’s estimates of accrued expenses using information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly.
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
Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The risk-free interest rates are based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company is also required to estimate forfeitures at the time of grant and to revise

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

those estimates in subsequent periods if actual forfeitures differ from its estimates. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised.
Income Taxes
Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, we record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2020.  We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020, the Company did not have any significant uncertain tax positions.
The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
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
Recent Accounting Pronouncements
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) (“ASU 2018-13”) which removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 removes disclosure requirements for transfers between Level 1 and Level 2 measurements and valuation processes for Level 3 measurements but adds new disclosure requirements including changes in unrealized gains/losses in other comprehensive income related to recurring Level 3 measurements. The amended guidance was effective for the Company in the first quarter of 2020. Certain aspects may be applied prospectively while other aspects may be applied retrospectively upon the effective date. The adoption of the guidance resulted in us disclosing the Company's cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2020 and 2019.
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Stock options are common share equivalents. There were 853,614 and 420,766 common share equivalents outstanding as of December 31, 2020 and 2019, respectively, in the form of stock options, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

(In thousands, except share and per share data)	Year Ended December 31,
	2020	2019
Numerator:
Net loss per common share	$(32,167)	$(19,088)
Denominator:
Weighted-average basic and diluted common shares	18,787,161	15,901,083
Basic and diluted net loss per common share	$(1.71)	$(1.20)

In January and February 2021, 2,474,038 additional shares were issued of our common stock in offerings subsequent to the balance sheet date. Including these shares will have a material effect on the diluted net loss per common share in future periods. Refer to Note 11 for discussion over these transactions.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2020 and 2019, respectively (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$9,463	—	—	$9,463	$9,463	—	—
Money market instruments	258,806	—	—	258,806	258,806	—	—
Subtotal	268,269	—	—	268,269	268,269	—	—
Level 2:
U.S. treasury bills	—	—	—	—	—	—	—
Certificates of deposit	2,986	7	—	2,993	—	2,993	—
Subtotal	2,986	7	—	2,993	—	2,993	—
Total	$271,255	$7	$—	$271,262	$268,269	$2,993	$—

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash	$3	—	—	$3	$3	—	—
Money market instruments	187,511	—	—	187,511	187,511	—	—
Subtotal	187,514	—	—	187,514	187,514	—	—
Level 2:
U.S. treasury bills	1,747	6	—	1,753	—	1,753	—
Certificates of deposit	4,911	4	—	4,915	—	4,418	497
Subtotal	6,658	10	—	6,668	—	6,171	497
Total	$194,172	$10	$—	$194,182	$187,514	$6,171	$497

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one year and two years.
See Note 2 to these consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Construction-in-progress	$23,031	$2,431
Leasehold improvements	4,631	3,179
Furniture and fixtures	870	99
Computer equipment and software	82	45
Laboratory equipment	4,630	3,571
Total property and equipment	33,244	9,325
Accumulated depreciation and amortization	(2,368)	(850)
Property and equipment, net	$30,876	$8,475
Depreciation expense was $1.5 million and $748 thousand for the years ended December 31, 2020 and 2019, respectively.
Refer to Note 6 for further discussion over construction-in-progress.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued preclinical and clinical expenses	$1,735	$977
Accrued professional fees	642	24
Accrued payroll and benefits	1,486	510
Accrued taxes	40	40
Accrued construction in progress	1,049	263
Other current liabilities	26	12
Accrued financing fees	131	—
Total	$5,109	$1,826

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease was amended to increase the area leased to approximately 29,000 square feet and to extend the expiration date to February 28, 2027, including 3,800 square feet relating to a month-to-month lease that we utilized through February 2020. This lease includes our 7,500 square foot commercial scale cGMP-compliant manufacturing facility, ANCORIS.
On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility ("ASTRA") in the Pittsburgh, Pennsylvania area ("ASTRA lease") with Northfield I, LLC (the "Landlord" or "Northfield"). The 150,000 square foot facility is under construction and is expected to be completed and validated in 2022. The lease will commence when the space is delivered by Landlord as substantially complete and available for access, which is anticipated to be in 1H 2021, and has an initial term that expires on October 31, 2035. The ASTRA lease contains an option ("Purchase Option") to purchase the building, related improvements and take corresponding assignment of the Landlord's rights under its existing Ground Lease (the "Ground Lease"). The Purchase Option may be exercised by the Company at any time prior to the date that is ten days after the initial delivery date, as defined in the lease as the date in which certain delivery conditions have been met by the Landlord. A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020. The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, was recorded as prepaid rent in the consolidated balance sheet at time of payment.
On October 5, 2020, the Company was provided with notice that the initial delivery conditions of the building had been met, including completion of the building shell, interior slab, and exterior doors, and on October 15, 2020, the Company gave the Landlord notice of its intent to purchase ASTRA for approximately $9.4 million, subject to the parties entering into a commercially reasonable purchase and sale agreement. The purchase is anticipated to close in 1H 2021 after substantial completion has been reached and the lease commences. As a result of the Company's ability to exercise its option to purchase ASTRA, the Company obtained control over the construction in progress of ASTRA as of October 5, 2020. The Company recorded a $10 million CIP asset and a corresponding build-to-suit lease liability related to the costs incurred by the Landlord, offset by the previous cash contribution of $2.4 million. Upon completion of the construction, the Company does not expect to qualify for sale-leaseback accounting due to the outstanding purchase option. Under the existing lease agreement, the Company previously provided a $1.5 million deposit to the Landlord and intends to apply this deposit as a credit against the purchase price at closing.
The Company also became the accounting owner of the Ground Lease due to obtaining control over ASTRA and recorded the applicable operating right-of-use asset and corresponding lease liability as of October 5, 2020. Once the purchase is finalized, the Company will take assignment of the Lessor's Ground Lease, in accordance with the Purchase Option, of which lease payments are based on annual payments of $82 thousand, and are subject to a cumulative 10% escalation clause every 5 years through 2071. Refer to Note 11 for additional information.
As of December 31, 2020, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2021	$1,430
2022	1,464
2023	1,492
2024	1,520
2025	1,555
Thereafter	16,064
Future minimum operating lease payments	$23,525
Less: Operating lease payments for ASTRA	13,196
Less: Interest	6,383
Present value of lease liability	$3,946

Supplemental balance sheet information related to leases is as follows:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

	December 31, 2020	December 31, 2019
Operating leases:
Right-of-use assets	$3,298	$2,709
Current portion of lease liability	638	480
Lease liability	3,308	2,782
Total lease liability	$3,946	$3,262
Weighted average remaining lease term, in years	16.4	7.2
Weighted average discount rate	9.4%	8.0%
The Company recorded operating lease costs of $756 thousand and $630 thousand for the years ended December 31, 2020 and 2019, respectively, and variable lease costs of $68 thousand and $39 thousand for the years ended December 31, 2020 and 2019, respectively.
Clinical Supply and Product Manufacturing Agreements
The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”) for the manufacture of clinical trial materials and Contract Research Organizations ("CROs") for clinical trial services. The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test our drug product candidates, B-VEC and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of December 31, 2020 under these agreements for the manufacturing of our drug product is approximately $3.6 million. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $4.6 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively.
Other Contractual Obligations
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon market research activities relating to our lead product candidate, B-VEC. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. Business activities being performed under these contracts primarily include market research and other related activities. The estimated remaining commitment as of December 31, 2020 is $2.7 million. The Company has incurred expenses under these activities of $1.9 million and zero for the years ended December 31, 2020 and 2019, respectively.

Legal Proceedings
On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen Inc., which also named our Chief Executive Officer and Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, Messrs Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we have opposed the motion. On December 1, 2020, the court ruled on Messrs. Wechuck and Krisky's motion to dismiss our third-party complaint. The court allowed that our claims on contribution and indemnification based on PeriphaGen's state law claims for unfair competition and misappropriation of trade secrets to go forward. Our breach of contract claim will also go forward in full.
While we are unable to provide any assurances as to the ultimate outcome of the case, we believe the allegations in the complaint are without merit, and we intend to vigorously defend against them. We are currently unable to estimate the costs and timing of any litigation, including any potential damages if PeriphaGen were to prevail on its claims.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

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
On June 27, 2019, the Company completed a public offering of 2,500,000 shares of its common stock to the public at $40.00 per share. Net proceeds to the Company from the offering were $93.8 million after deducting underwriting discounts and commissions of approximately $6.0 million, and other offering expenses payable by the Company of approximately $220 thousand. On July 3, 2019, the underwriters exercised their option to purchase an additional 353,946 shares of common stock at $40.00 per share for additional net proceeds of $13.3 million after deducting underwriting discounts and commissions of approximately $849 thousand. In connection with the public offering, the Company suspended its “at-the-market” equity offering program (“ATM Facility”) that had previously been put in place in March 2019. This program had allowed the Company to sell shares of its common stock for up to $50.0 million in gross proceeds. Following the completion of the offering, $16.8 million remains suspended under this program. As of December 31, 2020 this program has been permanently suspended.
On May 21, 2020, the Company completed a public offering of 2,275,000 shares of its common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million, and other offering expenses payable by the Company of approximately $463 thousand.
On December 31, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program"), under which Cowen will act as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of its common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million ("Placement Shares"). The issuance and sale of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the year ended December 31, 2020, zero shares of common stock were issued pursuant to the Sales Agreement. Refer to Note 11 for more information.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

8.    Stock-Based Compensation
Options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one year and four-year periods. Stock options have a life of ten years.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Balance at January 1, 2019	357,089	$8.73	8.8	$4,302
Granted	159,500	33.04
Exercised	(72,073)	6.08
Cancelled or forfeited	(23,750)	20.82
Balance at December 31, 2019	420,766	$17.71	8.4	$15,859
Granted	891,250	47.29
Exercised	(84,285)	10.45
Cancelled or forfeited	(374,117)	38.24
Balance at December 31, 2020	853,614	$40.31	9.0	$16,804
Exercisable at December 31, 2020	131,125	$14.96	7.2	$5,905
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2020 and 2019 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2020 and 2019 was $3.1 million and $2.8 million, respectively.
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2020 and 2019 was $30.99 and $21.72, respectively.
There was $18.7 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.3 years as of December 31, 2020.
The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards and restricted stock awards to employees and non-employees in the consolidated statements of operations for the years ended December 31, 2020 and 2019 as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$994	$578
General and administrative	2,278	661
Total stock-based compensation	$3,272	$1,239
We capitalize the portion of stock-based compensation that relates to work performed on the construction of new buildings. There was $34 thousand and zero of stock-based compensation that was capitalized in the years ended December 31, 2020 and 2019, respectively.
Stock Options Granted. The Company recorded stock-based compensation expense of $3.3 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. The fair value of options granted to employees was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2020 and 2019:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

	Year Ended December 31,
	2020	2019
Expected stock price volatility	75%	72%
Expected term of the award (years)	6.2	6.1
Risk-free interest rate	0.64%	2.00%
Exercise price	$47.29	$33.04
Forfeiture Rate	14.74%	10.00%
Expected dividend yield	—%	—%
Restricted Stock Awards. The Company granted 26,213 and 16,213 restricted stock awards (“RSA”s) on June 1, 2018 to our Chief Executive Officer and Chief Operating Officer, respectively. The RSAs vested ratably over a one-year period and had completely vested as of May 31, 2019. No RSAs were outstanding as of December 31, 2020. The fair value of each restricted stock award was $10.30 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of zero and $182 thousand for the year ended December 31, 2020 and 2019, respectively, within general and administrative expenses in the accompanying consolidated statements of operations.
Shares remaining available for grant under the Company's stock incentive plan were 1,690,787, with a sublimit for incentive stock options of 504,815, at December 31, 2020.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

9.    Income Taxes
For the years ended December 31, 2020 and 2019, we did not record a current or deferred income tax expense or benefit due to our valuation allowance position. A reconciliation of income tax expense (benefit) computed at the statutory federal and state income tax rate for the year to income tax expense (benefit) as reflected in our financial statements for years ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Federal income tax expense (benefit) at statutory rate	$(6,752)	$(4,008)
Change in valuation allowance	11,112	6,471
State income tax expense net of federal benefit	(2,632)	(1,522)
Credits	(887)	(604)
Other non-deductible expenses	(216)	(223)
Other	(625)	(114)
Total tax expense (benefit)	$—	$—

The significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$19,189	$9,934
Stock compensation	664	140
Build-to-suit lease liability	2,893	—
Lease liability	1,142	945
Depreciation	123	—
Accrued expenses	46	144
Credits	2,311	820
Total deferred tax assets	26,368	11,983
Valuation allowance	(22,043)	(10,931)
Deferred tax assets	4,325	1,052
Deferred tax liabilities:
Depreciation	—	(3)
ASTRA Capitalized Construction Costs	(2,893)	—
Right-of-use assets	(954)	(785)
Prepaid expenses	(476)	(261)
Unrealized loss on marketable securities	(2)	(3)
Total deferred tax liabilities	(4,325)	(1,052)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2020.
As of December 31, 2020 and 2019, the Company had federal research and development credit carryforwards of approximately $1.4 million and $751 thousand, respectively. The federal tax credit carryforwards will begin to expire in 2039 if not utilized. As of December 31, 2020 and 2019, the Company also had orphan drug tax credit carryforwards of approximately $724 thousand and $532 thousand, respectively. The orphan drug tax credit carryforwards will begin to expire in 2038 if not utilized. The Company has not completed a formal research and development credit analysis, and as such, when an analysis is finalized, the Company plans to update its research and development credit carryforward and orphan drug tax credit carryforwards.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

As of December 31, 2020 and 2019, the Company had state research and development credit carryforwards of approximately $226 thousand and $129 thousand, respectively. The state tax credit carryforwards will begin to expire in 2032 if not utilized.
As of December 31, 2020, the Company had cumulative U.S. federal NOL carryforwards of approximately $66.3 million. Of this amount, $5 million is available to offset future income tax liabilities and will expire in 2037, the remaining $61.3 million is available indefinitely to offset future income tax liabilities with no expiration period.
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
The Company files income tax returns in the United States at the federal level and in states in which the Company conducts business activities. The federal and state income tax returns are generally subject to tax examinations for the tax year ended December 31, 2017, 2018 and 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.
10.    Related Party Transactions
In December 2019 the Company advanced $420 thousand to a member of our management team to cover the personal payroll and income taxes on their taxable income from NSO exercises. This employee repaid the Company in the full amount on January 6, 2020.
11.    Subsequent Events
Subsequent to December 31, 2020, 262,500 shares of common stock were issued pursuant to the ATM Program for net proceeds of $16.9 million, resulting in a remaining $132.5 million available for issuance under the ATM Program. Refer to Note 7.
On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020 for a purchase price of $9.4 million. The Company currently holds approximately $1.5 million on deposit with Northfield under the existing lease agreement and intends to apply this deposit as a credit against the purchase price at closing. The Agreement contains certain customary representations, warranties and covenants of the parties, and the acquisition of the Property is expected to close in March 2021, subject to the satisfaction of certain customary closing conditions. There can be no assurances that the acquisition will be completed on the expected timeline, on the expected terms or at all. As part of this transaction, the Company will take assignment of the Ground Lease as discussed in Note 6. On February 1, 2021, Northfield delivered the space as substantially complete and made the space available for access by the Company, thus triggering lease commencement. As a result, the Company concluded this transaction did not qualify for sale leaseback accounting because it did not meet the definition of a sale. As control did not transfer to the Lessor, the transaction will continue to be accounted for as construction in progress and a financing obligation. Upon close of the purchase, the Company shall reclassify the construction in progress to buildings and leasehold improvements based on the applicable fair value allocation. From construction completion to the closing of the purchase, the Company will recognize interest expense to accrete the financial obligation to a balance that equals the cash consideration that will be paid upon the close of purchase.
On February 1, 2021, the Company completed a public offering of 2,211,538 shares of its common stock, including 288,461 shares purchased by the underwriters, at $65.00 per share. Net proceeds to the Company from the offering were $135.0 million after deducting underwriting discounts and commissions of approximately $8.6 million, and other estimated offering expenses payable by the Company of approximately $193 thousand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act as of December 31, 2020.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2020, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(a)List the following documents filed as a part of the report:
(1)Financial statements
The response to this portion of Item 15 is set forth under Item 8 above.
(2)Financial statement schedule.
All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Item 8 above.
(3)Exhibits.
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

4.3*	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K (File No. 001-38210), as filed with the SEC on March 10, 2020)
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

10.4#	Executive Employment Agreement, effective January 20, 2020, by and between Krystal Biotech, Inc. and Kathryn A. Romano
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

10.13	Third amendment to Lease Agreement, dated as of May 31, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc.
10.14	Fourth amendment to Lease Agreement, dated as of October 22, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc.
10.15	Fifth amendment to Lease Agreement, dated as of December 10, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc.
10.16*	Lease Agreement, dated as of December 26, 2019, by and between Northfield I, LLC and Krystal Biotech, Inc.
10.17*	First Amendment to Lease Agreement, dated as of January 17, 2020, between Northfield I, LLC and Krystal Biotech, Inc.
10.18*	Second Amendment to Lease Agreement, dated as of August 12, 2020, between Northfield I, LLC and Krystal Biotech, Inc.
10.19*	Third Amendment to Lease Agreement, dated as of December 14, 2020, between Northfield I, LLC and Krystal Biotech, Inc.
21.1*	Subsidiaries of Krystal Biotech, Inc.
23.1*	Consent of Mayer Hoffman McCann P.C.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on March 1, 2021.

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

Signature	Title	Date
/s/ Krish S. Krishnan	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Krish S. Krishnan

/s/ Kathryn A. Romano	Chief Accounting Officer (Principal Financial Officer)	March 1, 2021
Kathryn A. Romano

/s/ Suma M. Krishnan	Chief Operating Officer and Director	March 1, 2021
Suma M. Krishnan

/s/ Daniel S. Janney	Director	March 1, 2021
Daniel S. Janney

/s/ Dino A. Rossi	Director	March 1, 2021
Dino A. Rossi

/s/ Kirti Ganorkar	Director	March 1, 2021
Kirti Ganorkar

/s/ Julian Gangolli	Director	March 1, 2021
Julian Gangolli

/s/ Chris Mason	Director	March 1, 2021
Chris Mason

/s/ Jing Marantz	Director	March 1, 2021
Jing Marantz