Form 10-Q
period 2021-03-31
Krystal Biotech, Inc.
filed 2021-05-10
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Emerging growth company     ☒
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, there were 22,204,627 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except shares and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$402,172	$268,269
Short-term investments	1,248	2,993
Prepaid expenses and other current assets	2,406	3,796
Total current assets	405,826	275,058
Property and equipment, net	33,883	30,876
Right-of-use assets	3,200	3,298
Other non-current assets	109	1,612
Total assets	$443,018	$310,844
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,844	$2,105
Current portion of lease liability	648	638
Accrued expenses and other current liabilities	6,652	5,109
Build to suit lease liability	—	7,600
Total current liabilities	9,144	15,452
Lease liability	3,222	3,308
Total liabilities	12,366	18,760
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at March 31, 2021 (unaudited) and December 31, 2020; 2,061,773 shares issued, and no shares outstanding at March 31, 2021 (unaudited) and December 31, 2020	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at March 31, 2021 (unaudited) and December 31, 2020; 22,204,057 and 19,714,220 shares issued and outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively	—	—
Additional paid-in capital	517,675	363,292
Accumulated other comprehensive income	3	6
Accumulated deficit	(87,026)	(71,214)
Total stockholders' equity	430,652	292,084
Total liabilities and stockholders' equity	$443,018	$310,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Expenses
Research and development	$6,201	$3,525
General and administrative	8,152	2,421
Total operating expenses	14,353	5,946
Loss from operations	(14,353)	(5,946)
Other Income (Expense)
Interest and other income, net	33	605
Interest expense	(1,492)	—
Net loss	(15,812)	(5,341)
Unrealized gain (loss) on available-for-sale securities	(3)	14
Comprehensive loss	$(15,815)	$(5,327)

Net loss per common share: Basic and diluted	$(0.74)	$(0.31)

Weighted-average common shares outstanding: Basic and diluted	21,253,508	17,359,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2021	19,714,220	$—	$363,292	$6	$(71,214)	$292,084
Issuance of common stock, net	2,489,837	—	152,033	—	—	152,033
Stock-based compensation expense	—	—	2,350	—	—	2,350
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(15,812)	(15,812)
Balances at March 31, 2021	22,204,057	$—	$517,675	$3	$(87,026)	$430,652

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	16,254	—	243	—	—	243
Stock-based compensation expense	—	—	539	—	—	539
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(5,341)	(5,341)
Balances at March 31, 2020	17,370,564	$—	$242,733	$24	$(44,388)	$198,369
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating Activities
Net loss	$(15,812)	$(5,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	536	412
Stock-based compensation expense	2,313	539
Non-cash interest expense	1,492	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,312	108
Prepaid rent	—	(2,400)
Lease liability	(77)	(51)
Accounts payable	294	244
Accrued expenses and other current liabilities	288	262
Net cash used in operating activities	(9,654)	(6,227)

Investing Activities
Purchases of property and equipment	(2,473)	(1,508)
Purchases of short-term investments	—	(1,967)
Proceeds from maturities of short-term investments	1,726	2,170
Net cash used in investing activities	(747)	(1,305)

Financing Activities
Issuance of common stock, net	152,264	243
Repayment of ASTRA build to suit liability	(7,960)	—
Net cash provided by financing activities	144,304	243

Net increase (decrease) in cash and cash equivalents	133,903	(7,289)

Cash and cash equivalents at beginning of period	268,269	187,514
Cash and cash equivalents at end of period	$402,172	$180,225

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$2,615	$1,302
Unpaid offering costs	$214	$22
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
We are a clinical stage biotechnology company leading the field of redosable gene therapy for the treatment of serious rare diseases. Using our patented platform that is based on engineered herpes simplex virus type 1 ("HSV-1"), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home. Our goal is to develop easy to use, redosable gene therapies to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale current good manufacturing practices ("cGMP") manufacturing capabilities.
Liquidity
As of March 31, 2021, the Company had an accumulated deficit of $87.0 million. With the net proceeds raised from its public and private securities offerings, including the public offering of its common stock completed on February 1, 2021, the Company believes that its cash, cash equivalents and short-term investments of approximately $403.4 million as of March 31, 2021 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operation.
These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021.

Risks and Uncertainties
The novel coronavirus ("COVID-19") pandemic has resulted, and is likely to continue to result, in significant national and global economic uncertainty and may adversely affect our business. The Company is continuing to actively monitor the impact of the COVID-19 pandemic and the related effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas including stock-based compensation expense, accrued expenses, the fair value of financial instruments, the incremental borrowing rate for lease liabilities, and the valuation allowance included in the deferred income tax calculation.
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
Investments with maturities of greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of certificates of deposit. Investments with maturities of greater than one year are classified as long-term investments on the consolidated balance sheets and consist of certificates of deposit. Accrued interest on certificates of deposit are also classified as short-term investments.
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
Our available-for-sale, short-term investments, which consist of certificates of deposit, are considered to be Level 2 valuations. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.
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
Construction in progress ("CIP") is not depreciated until the asset is placed in service.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three months ended March 31, 2021 and 2020.

Leases
The Company accounts for its lease agreements in accordance with FASB ASC Topic 842, Leases ("ASC 842"). Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligations represent our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, we have used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for lease and non-lease components of its operating leases as a single component.
For lease arrangements where it has been determined that the Company has control over an asset that is under construction and is thus considered the accounting owner of the asset during the construction period, the Company records a construction in progress asset and corresponding financial obligation on the condensed consolidated balance sheet. Once the construction is complete, an assessment is performed to determine whether the lease meets certain "sale-leaseback" criteria. If the sale-leaseback criteria are determined to be met, the Company will remove the asset and related financial obligation from the condensed consolidated balance sheet and treat the building lease as either an operating or finance lease based on our assessment of the guidance. If, upon completion of construction, the project does not meet the "sale-leaseback" criteria, the lease will be treated as a financing obligation and the Company will depreciate the asset over its estimated useful life for financial reporting purposes once the asset has been placed into service.
Research and Development Expenses
Research and development costs are charged to expense as incurred in performing research and development activities. These costs include employee compensation costs, facilities and overhead, preclinical and clinical activities, related clinical manufacturing costs, contract management services, regulatory and other related costs.
The Company estimates contract research and clinical trials materials manufacturing expenses based on the services performed pursuant to contracts with research organizations and manufacturing organizations that manufacture materials used in the Company’s ongoing preclinical and clinical studies. Non-refundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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

Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The risk-free interest rates are based on the US Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which service conditions are expected to be satisfied.
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
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock awards. There were 1,423,540 and 548,193 common share equivalents outstanding as of March 31, 2021 and 2020, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended March 31,
	2021	2020
(In thousands, except shares and per share data)	(Unaudited)
Numerator:
Net loss per common share	$(15,812)	$(5,341)
Denominator:
Weighted-average basic and diluted common shares	21,253,508	17,359,356
Basic and diluted net loss per common share	$(0.74)	$(0.31)

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)
Level 1:
Cash	$2,752	$—	$—	$2,752	$2,752	$—
Money market instruments	399,420	—	—	399,420	399,420	—
Subtotal	402,172	—	—	402,172	402,172	—
Level 2:
Certificates of deposit	1,248	—	—	1,248	—	1,248
Subtotal	1,248	—	—	1,248	—	1,248
Total	$403,420	$—	$—	$403,420	$402,172	$1,248

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)
Level 1:
Cash	$9,463	$—	$—	$9,463	$9,463	$—
Money market instruments	258,806	—	—	258,806	258,806	—
Subtotal	268,269	—	—	268,269	268,269	—
Level 2:
Certificates of deposit	2,986	7	—	2,993	—	2,993
Subtotal	2,986	7	—	2,993	—	2,993
Total	$271,255	$7	$—	$271,262	$268,269	$2,993
(1)The Company’s short-term marketable securities mature in one year or less.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
	(Unaudited)
Construction in progress	$24,833	$23,031
Leasehold improvements	5,719	4,631
Furniture and fixtures	877	870
Computer equipment and software	82	82
Laboratory equipment	5,178	4,630
Total property and equipment	36,689	33,244
Accumulated depreciation and amortization	(2,806)	(2,368)
Property and equipment, net	$33,883	$30,876
Depreciation expense was $438 thousand and $335 thousand for the three months ended March 31, 2021 and 2020, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(Unaudited)
Accrued preclinical and clinical expenses	$2,192	$1,735
Accrued professional fees	1,100	642
Accrued payroll and benefits	769	1,486
Accrued taxes	51	40
Accrued construction in progress	2,252	1,049
Other current liabilities	151	26
Accrued financing costs	137	131
Total	$6,652	$5,109

6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease has been amended several times to increase the area leased, which currently consists of approximately 28,000 square feet. As a result of the lease amendments, the lease expiration date was extended to February 28, 2027. This lease includes our 7,500 square foot commercial scale cGMP-compliant manufacturing facility, ANCORIS.
On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility ("ASTRA") in the Pittsburgh, Pennsylvania area ("ASTRA lease") with Northfield I, LLC (the "Landlord" or "Northfield") with an initial lease term that expired on October 31, 2035. The ASTRA lease contained an option ("Purchase Option") to purchase the building, related improvements and take corresponding assignment of the Landlord's rights under its existing Ground Lease (the "Ground Lease"). A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020. The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, was recorded as prepaid rent in the consolidated balance sheet at time of payment.
On October 5, 2020, the Company was provided with notice that the initial delivery conditions of the building had been met, including completion of the building shell, interior slab, and exterior doors, and on October 15, 2020, the Company gave the Landlord notice of its intent to purchase ASTRA for approximately $9.4 million, subject to the parties entering into a commercially reasonable purchase and sale agreement. As a result of the Company's ability to exercise its option to purchase ASTRA, the Company obtained control over the construction in progress of ASTRA as of October 5, 2020. The Company recorded a $10.0 million CIP asset and a corresponding build to suit lease liability related to the costs incurred by the Landlord, offset by the previous cash contribution of $2.4 million.
On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020 for a purchase price of $9.4 million. The Company held approximately $1.5 million on deposit with Northfield under the existing lease agreement and applied this deposit as a credit against the purchase price at closing. On February 1, 2021, Northfield delivered the space as substantially complete and made the space available for access by the Company, thus triggering lease commencement. As a result, the Company concluded that this transaction did not qualify for sale-leaseback accounting because it did not meet the definition of a sale. As control did not transfer to the Lessor at lease commencement, the transaction continued to be accounted for as construction in progress and a financing obligation. On March 5, 2021, the purchase closed and the Company determined that reclassification of the construction in progress to buildings and leasehold improvements was not appropriate as the interior of the building was not yet ready for its intended use and as such the building continues to be held under construction in progress as of March 31, 2021. The interior of the building is currently under construction and is expected to be completed and validated in 2022. From construction completion to the closing of the purchase, the Company recognized interest expense to accrete the financial obligation to a balance that equaled the cash consideration that was paid upon the close of purchase.
As part of the transaction, the Company also became the accounting owner of the Ground Lease, due to obtaining control over ASTRA, and recorded the applicable operating right-of-use asset and corresponding lease liability as of October 5, 2020. When the PSA was finalized, the Company took assignment of the Lessor's Ground Lease, in accordance with the Purchase Option, of which lease payments are based on annual payments of $82 thousand, and are subject to a cumulative 10% escalation clause every 5 years through 2071.
As of March 31, 2021, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2021 (remaining nine months)	$507
2022	686
2023	698
2024	711
2025	729
Thereafter	6,839
Future minimum operating lease payments	$10,170
Less: Interest	6,300
Present value of lease liability	$3,870

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	(unaudited)
	March 31, 2021	December 31, 2020
Operating leases:
Right-of-use assets	$3,200	$3,298
Current portion of lease liability	648	638
Lease liability	3,222	3,308
Total lease liability	$3,870	$3,946
Weighted average remaining lease term, in years	16.5	16.4
Weighted average discount rate	9.4%	9.4%

The Company recorded operating lease costs of $218 thousand and $164 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively, and variable lease costs of $37 thousand and $14 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively.
Clinical Supply and Product Manufacturing Agreements
The Company has entered into various product manufacturing and clinical supply agreements with Contract Manufacturing Organizations (“CMOs”) for the manufacture of clinical trial materials and Contract Research Organizations (“CROs”) for clinical trial services. The product manufacturing and clinical supply agreements provide the terms and conditions under which the CMOs and CROs will formulate, fill, inspect, package, label and test our drug product candidates, B-VEC and KB105 for clinical supply. The Company is obligated to make milestone payments. Additionally, certain raw materials, supplies, outsourced testing and other services for the purposes of batch production will be invoiced separately by the CMOs. The estimated remaining commitment as of March 31, 2021 under these agreements for the manufacturing of our drug product is approximately $3.0 million. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $1.8 million and $634 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively.
Other Contractual Obligations
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon market research activities relating to our lead product candidate, B-VEC. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. Business activities being performed under these contracts primarily include market research and other related activities. The estimated remaining commitment as of March 31, 2021 is $3.5 million. The Company has incurred expenses under these activities of $1.3 million and zero for the three months ended March 31, 2021 and March 31, 2020, respectively.
ASTRA Contractual Obligations
The Company has contracted with various third parties to construct our second cGMP facility, ASTRA. Additionally, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of March 31, 2021 is $13.3 million. The Company has included costs incurred to-date associated with ASTRA within construction in progress as of March 31, 2021.
Legal Proceedings
On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen Inc., which also named our Chief Executive Officer and Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, Messrs Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we have opposed the motion. On December 1, 2020, the court ruled on Messrs. Wechuck and Krisky's motion to dismiss our third-party complaint. The court determined that our claims for contribution and indemnification based on PeriphaGen's state law claims for unfair competition and misappropriation of trade secrets can proceed. Our breach of contract claim will also go forward in full. Fact discovery is ongoing.
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
On December 31, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program"), under which Cowen will act as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of its common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million ("Placement Shares"). Related offering expenses payable by the Company were $172 thousand. The issuance and sale of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the three months ended March 31, 2021, 262,500 shares of common stock were issued pursuant to the ATM Program at a weighted average price of $66.50 per share for net proceeds of $16.9 million, resulting in a remaining $132.5 million available for issuance under the ATM Program.
On February 1, 2021, the Company completed a public offering of 2,211,538 shares of its common stock, including 288,461 shares purchased by the underwriters, at $65.00 per share. Net proceeds to the Company from the offering were $134.9 million after deducting underwriting discounts and commissions of approximately $8.6 million, and other offering expenses payable by the Company of $198 thousand.

8.    Stock-Based Compensation
Stock Options
Stock options granted to employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one year and four-year periods. Stock options have a life of ten years.
The Company granted 502,450 and 229,000 stock options to employees and directors of the Company during the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2020	853,614	$40.31	9.0	$16,804
Granted	502,450	$77.46
Exercised	(15,799)	$21.93
Cancelled or forfeited	(15,525)	$42.43
Outstanding at March 31, 2021	1,324,740	$54.60	9.2	$30,445
Exercisable at March 31, 2021	157,611	$21.83	7.3	$8,702

(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2021 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceed the exercise price) of stock options exercised during the three months ended March 31, 2021 and 2020 was $808 thousand and $656 thousand, respectively.
The weighted-average grant-date fair value per share of options granted to employees during the three months ended March 31, 2021 and 2020 was $50.04 and $34.37, respectively.
There was $41.2 million of unrecognized stock-based compensation expense related to employees’ option awards that is expected to be recognized over a weighted-average period of 3.5 years as of March 31, 2021.
The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Research and development	$516	$189
General and administrative	1,615	350
Total stock-based compensation	$2,131	$539
We capitalize the portion of stock-based compensation that relates to work performed on the construction of new buildings. There was $37 thousand and zero of stock-based compensation that was capitalized in the three months ended March 31, 2021 and 2020, respectively.
The Company recorded stock-based compensation expense of $2.1 million and $539 thousand for the three months ended March 31, 2021 and 2020, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Expected stock price volatility	73%	74%
Expected term of the award (years)	6.22	6.23
Risk-free interest rate	1.00%	1.29%
Weighted average exercise price	$77.46	$52.28
Forfeiture rate	—%	6.42%
Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over one year and four-year periods. Restricted stock awards have a life of ten years.
The Company granted 98,800 and zero RSAs to employees of the Company during the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the Company’s RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2020	—	$—
Granted	98,800	$78.89
Vested	—	$—
Forfeited	—	$—
Non-vested RSAs as of March 31, 2021	98,800	$78.89
As of March 31, 2021, 98,800 RSAs were outstanding. The fair value of each restricted stock was $78.89 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of $182 thousand and zero for the three months ended March 31, 2021 and 2020, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
General and administrative	$182	$—
Total stock-based compensation	$182	$—
Shares remaining available for grant under the Company’s stock incentive plan were 1,893,631, with a sublimit for incentive stock options of 402,692, at March 31, 2021.
9.    Related Party Transactions
In December 2019, the Company advanced $420 thousand to a member of our management team to cover the personal payroll and income taxes on their taxable income from NSO exercises. This employee repaid the Company in the full amount on January 6, 2020.
10.    Subsequent Events
The Company evaluates events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to identify matters that require disclosure. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC, on March 1, 2021.
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
Forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:
•the initiation, timing, progress and results of preclinical and clinical trials for B-VEC (previously “KB103”), KB105, KB104, KB407, KB408, KB301 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•the continuing impact that the COVID-19 pandemic and measures implemented to prevent its spread may have on our business operations, access to capital, research and development activities, and preclinical and clinical trials for B-VEC, KB105, KB104, KB407, KB408, KB301 and any other product candidates;
•the timing, scope or results of regulatory filings and approvals, including timing of final US Food and Drug Administration (“FDA”), marketing and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA;
•our estimates regarding the potential market opportunity for B-VEC, KB105, KB104, KB407, KB408, KB301 and any other product candidates;
•our research and development programs for our product candidates;
•our plans and ability to successfully develop and commercialize our product candidates, including B-VEC, KB105, KB104, KB407, KB408, KB301 and our other product candidates;
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
•the impact of laws and regulations; and
•any statements regarding economic conditions, including statements related to any future economic volatility or uncertainty related to the COVID-19 pandemic and the impact on our business, or performance and any statement of assumptions underlying any of the foregoing.
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
Overview
We are a clinical stage biotechnology company leading the field of redosable gene therapy for the treatment of serious rare diseases. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home. Our goal is to develop easy to use, redosable gene therapies to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale cGMP manufacturing capabilities.

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:
There can be no assurance that the upcoming milestones will be met on the expected timeline or at all.

Pipeline Highlights and Recent Developments
•    B-VEC is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of dystrophic epidermolysis bullosa ("DEB"), a serious rare skin disease caused by missing or mutated type VII collagen protein ("COL7"). The randomized, double-blind, placebo-controlled GEM-3 pivotal study is ongoing. On March 30, 2021 we announced completion of patient enrollment, and we expect to announce top line data 4Q21. On April 26, 2021 we announced modifications to the Statistical Analysis Plan ("SAP") in the ongoing Phase 3 study based on feedback from the FDA. In the updated plan, the primary outcome measure is complete wound healing determined by the Investigator in B-VEC treated wounds versus placebo. A positive response is defined as complete wound healing at week 22 and week 24 or week 24 and week 26. Details of the pivotal study can be found at www.clinicaltrails.gov under NCT identifier NCT04491604. Nothing included on these websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
•    KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis ("TGM1-ARCI"), a serious rare skin disorder caused by missing or mutated TGM1 protein. A randomized, placebo-controlled Phase 1/2 study is ongoing. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing included on these websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
•    KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length CFTR transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated cystic fibrosis transmembrane conductance regulator ("CFTR") protein. On April 19, 2021 we announced positive preclinical data from the Good Laboratory Practice ("GLP") toxicology and biodistribution study, in which the No-Observed-Adverse-Effect Level ("NOAEL") was determined to be the highest dose tested. We expect to initiate clinical testing in 3Q21.
•    KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin ("AAT") protein, for the treatment of alpha-1 antitrypsin deficiency ("AATD"). On April 19, 2021 we announced positive initial proof-of-concept preclinical in vitro and in vivo data. More detailed preclinical data will be presented at a future scientific conference.
•    KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to file an investigational new drug ("IND") in 2H21.
We have several other product candidates in various stages of preclinical development.
•    On April 27, 2021, we announced that we will present preclinical data from our vector-encoded-antibody platform in a digital poster presentation at the American Society of Genetic & Cell Therapy (ASGCT) Annual Meeting held virtually May 11-14, 2021. Data to be presented includes evidence of in vitro molecular efficacy with KB501 (expressing a TNF-α targeting antibody), and in vivo proof-of-concept in two well-established models of atopic dermatitis with KB501 and KB502 (expressing an IL-4Rα targeting antibody).
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary Jeune, Inc. A Summary description of Jeune’s key product candidate and its status is as follows:
•    KB301 is a solution for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. A Phase 1 study is currently ongoing. On March 24, 2021 we announced initial data from Cohort 1 of the Phase 1 study that showed safety and tolerability of two (2) repeat KB301 injections in human subjects. We expect to begin treating patients in an efficacy cohort of the study, as well as announce initial efficacy data in 2H21. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Nothing included on these websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q
Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Business Highlights and Recent Developments
•    On December 31, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program"), under which Cowen will act as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of its common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million ("Placement Shares"). Related offering expenses payable by the Company were $172 thousand. During the first quarter of 2021, we issued 262,500 shares of common stock pursuant to the ATM Program for net proceeds of $16.9 million, resulting in a remaining $132.5 million available for issuance under the ATM Program.
•    On January 29, 2021, the Company entered into a PSA for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020 for a purchase price of $9.4 million. The transaction closed on March 5, 2021. The Company utilized the $1.5 million deposit with Northfield as a credit against the purchase price and the remaining $7.9 million was paid utilizing cash on hand.
•    On February 1, 2021, the Company completed a public offering of 2,211,538 shares of its common stock, including 288,461 shares purchased by the underwriters, at $65.00 per share. Net proceeds to the Company from the offering were $134.9 million after deducting underwriting discounts and commissions of approximately $8.6 million, and other offering expenses payable by the Company of $198 thousand.
•    On March 24, 2021 the Company announced the appointment of Dr. Bhushan Hardas, M.D., MBA as President of Jeune, Inc., a wholly owned subsidiary of Krystal Biotech.
•On May 3, 2021 the Company announced the appointment of Andy Orth to the position of Chief Commercial Officer of Krystal Biotech.
COVID-19 Update
The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantines. In an effort to slow the spread of the virus, The Commonwealth of Pennsylvania where the Company’s primary offices, laboratory and manufacturing spaces are located, enacted stay-at-home orders, and sweeping restrictions to travel were initiated by corporations and governments. Although these restrictions have been lifted in some areas, it is not known at this time whether they will be reestablished or the extent to which the Company will be impacted. The degree of the pandemic’s effect on the Company’s clinical, operational and financial performance will depend on future developments, including additional protective measures that may be implemented by governmental authorities or the Company to protect its employees, or by investigators, caregivers or patients to minimize exposure, all of which are uncertain and difficult to predict. While to date the impact of the pandemic on our business and clinical trials has been minimal and the increased vaccination rates in the U.S. are encouraging, we will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and preclinical and clinical trial activities. For additional information regarding the impact of the coronavirus pandemic, please see "Risk Factor - Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development efforts of our product candidates and adversely impact our business."
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we begin our pivotal Phase 3 clinical trial for B-VEC, conduct our ongoing Phase 1/2 clinical trial for KB105, our phase 1 safety study for KB301 and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of our clinical trials, and, as a result, the actual costs to complete our clinical trials may exceed the expected costs.
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
Interest Expense
Interest expense consists primarily of non-cash interest expense recognized to accrete the build to suit financial obligation to a balance that equaled the cash consideration that was paid upon the close of the purchase of ASTRA.
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three months ended March 31, 2021 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
(In thousands)	(unaudited)
Expenses
Research and development	$6,201	$3,525	$2,676
General and administrative	8,152	2,421	5,731
Total operating expenses	14,353	5,946	8,407
Loss from operations	(14,353)	(5,946)	(8,407)
Other Income (Expense)
Interest and other income, net	33	605	(572)
Interest expense	(1,492)	—	(1,492)
Net loss	$(15,812)	$(5,341)	$(10,471)
Research and Development Expenses
Research and development expenses increased $2.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Higher research and development expenses were due to an increase in outsourcing research and development activities of approximately $1.4 million, lab supplies of $626 thousand, payroll related expenses of $384 thousand, which is primarily driven by an increase in headcount to support overall growth, and includes a $331 thousand increase in stock-based compensation, and other research and development expenses of $307 thousand.
General and Administrative Expenses
General and administrative expenses increased $5.7 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $2.4 million, which is primarily driven by an increase in headcount to support overall growth, and includes an $1.4 million increase in stock-based compensation, market research related expenses of approximately $1.2 million, legal and professional fees of approximately $1.5 million and other administrative expenses of $670 thousand.
Other Income (Expense)
Interest and other income for the three months ended March 31, 2021 and 2020 was $33 thousand and $605 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. This decrease was driven by a decline in market interest rates.
Interest expense for the three months ended March 31, 2021 and 2020 was $1.5 million and zero, respectively, and related to accretion of the financial obligation for the build to suit lease liability during the three months ended March 31, 2021 to a balance that equaled the purchase consideration for ASTRA.

Liquidity and Capital Resources
Overview
At March 31, 2021, our cash, cash equivalents and short-term investments balance was of approximately $403.4 million. Since operations began, we have incurred operating losses. Our net losses were $15.8 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, we had an accumulated deficit of $87.0 million. With the net proceeds raised from its public and private securities offerings, including the ATM Program and the public offering completed on February 1, 2021, the Company believes that its cash, cash equivalents and short-term investments as of March 31, 2021 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.
As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, maintaining product and clinical trials, and furthering our efforts around our current and future product candidates. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(9,654)	$(6,227)
Net cash used in investing activities	(747)	(1,305)
Net cash provided by financing activities	144,304	243
Net increase (decrease) in cash	$133,903	$(7,289)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 was $9.7 million and consisted primarily of a net loss of $15.8 million adjusted for non-cash items primarily of depreciation and amortization and stock-based compensation expense of $2.8 million and build to suit interest expense of $1.5 million, as well as cash used by increases in net operating assets of approximately $1.8 million.

Net cash used in operating activities for the three months ended March 31, 2020 was $6.2 million and consisted primarily of a net loss of $5.3 million adjusted for non-cash items of depreciation and amortization and stock-based compensation expense of approximately $951 thousand, and cash provided by decreases in net operating liabilities of $1.8 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $747 thousand and consisted primarily of expenditures of $2.5 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, partially offset by proceeds of $1.7 million received from the maturities of short-term investments.
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
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $144.3 million and consisted primarily of proceeds of $152.3 million received from our ATM Program, a public offering, and exercises of stock options, partially offset by proceeds of $8.0 million used for the purchase of the ASTRA building.
During the three months ended March 31, 2021, pursuant to the ATM Program the Company issued 262,500 share of common stock at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting underwriting discounts and commissions of approximately $524 thousand. The Company also incurred $172 thousand of other offering expenses related to the ATM Program.
On February 1, 2021 the Company completed a public offering of 2,211,538 shares of its common stock at $65.00 per share. Net proceeds to the Company from the offering were $134.9 million after deducting underwriting discounts and commissions of approximately $8.6 million and other offering expenses of approximately $198 thousand.
For the three months ended March 31, 2021, the Company received proceeds of $346 thousand from the exercise of stock options.
Net cash provided by financing activities for the three months ended March 31, 2020 was $243 thousand related to proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 other than as described in Note 6 “Commitments and Contingencies” of our condensed consolidated financial statements on this Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of $403.4 million at March 31, 2021, which consist primarily of money market, bank deposits and certificates of deposit. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q is incorporated by reference in response to this item.
Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred recurring losses and negative cash flows from operations and, at March 31, 2021, we had an accumulated deficit of $87.0 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our products candidates. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates as well as to building out our infrastructure. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•continue our research and the clinical development of B-VEC, KB105, and KB301 including our current clinical trials and planned future trials;
•initiate clinical trials for KB104, KB407, KB408 and preclinical studies for any additional product candidates that we may pursue in the future;
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
•acquire or in-license other product candidates and technologies; and
•seek marketing approval for B-VEC and additional product candidates in the European Union (“EU”) and in other key geographies.
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
To complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. We anticipate that we may need additional funding to complete the development of B-VEC, KB105, KB301 and any future product candidates and to commercialize any such approved products.
Our future capital requirements will depend on many factors, including:
•the progress, timing, results and costs of our Phase 3 clinical trials for B-VEC;
•the progress, timing, results and costs of our Phase 1/2 clinical trials for KB105;
•the progress, timing, results and costs of our Phase 1 clinical trials for KB301;
•the continued development and the filing of IND applications for KB104, KB407, KB408 and other product candidates;
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
•the costs of commercialization activities for our current and future product candidates if we receive marketing approval for B-VEC, KB105, KB301 or any other product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;
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
We are a development-stage company that commenced operations in 2016. Our efforts to date, with respect to the development of our product candidates have been limited to organizing and staffing our company, business planning, raising capital, developing our vector platform and related technologies, identifying potential gene therapy product candidates and undertaking preclinical studies and clinical trials of B-VEC, KB105, KB301, KB104, KB407 and KB408. While we have conducted clinical trials of B-VEC, KB105, and KB301, we have not yet demonstrated the ability to complete clinical trials of any of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success, performance or viability may not be as accurate as they could be if we had more experience developing gene therapy products.
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
Risks Related to Our Business
Business interruptions resulting from the coronavirus disease 2019 ("COVID-19") outbreak or similar public health crises could cause a disruption of the development efforts for our product candidates and adversely impact our business.
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
These and other factors arising from COVID-19 could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results.
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
We announced positive interim results from the Phase 1 portion of our Phase 1/2 clinical trial of B-VEC in October 2018 and positive interim results from the Phase 2 portion in June 2019, and complete Phase 1/2 results in May 2020.  We commenced Phase 3 clinical trials for B-VEC in July 2020. There is no guarantee that results of this or any potential future clinical trials will be positive or that we will be able to complete this or any potential future clinical trials on the anticipated timelines or at all. The positive results we have observed for B-VEC may not be predictive of the ultimate outcome of any future clinical trials, and the current and future clinical trial process may fail to demonstrate that B-VEC is safe for humans and effective for indicated uses, which may cause us to abandon B-VEC. Furthermore, research and discoveries by us or others may identify serious adverse events, undesirable side effects or other unexpected properties of our current and future product candidates, including B-VEC, that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
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
Although a substantial amount of our efforts focuses on the potential approval of B-VEC, KB105, KB301, KB104, KB407 and KB408 a key component our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat orphan diseases and ultimately, non-orphan diseases. Identifying new product candidates requires substantial technical, financial and human resources, whether any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:
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
Our success also will depend upon physicians who specialize in the treatment of prescribing treatments that involve the use of our product candidates, respectively, in lieu of, or in addition to, other treatments with which they are more familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of any product candidate we may develop. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates if approved and a decrease in demand for our product candidates.
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
Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and our product candidates, if approved for commercial sale, will depend on several factors, including:
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
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our product candidates, including B-VEC, KB105, KB301, KB104, KB407, KB408 any future product candidates we may develop, and/or our vector platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.
Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to B-VEC, KB105, KB301, KB104, KB407, KB408 and additional product candidates in our pipeline, current and future innovations related to our vector platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have six issued patents in the United States: (1) U.S. patent No. 9,877,990, covering, in part, pharmaceutical formulations comprising our lead clinical product B-VEC, as well as methods of its use for treating wounds, disorders, and diseases of the skin, which we refer to as the ’990 patent; (2) U.S. patent No. 10,155,016 covering pharmaceutical compositions containing B-VEC formulated for myriad routes of administration; (3) U.S. patent No. 10,441,614 covering aspects of our vector platform technology, and its uses in delivering any gene of interest to the skin; (4) U.S. patent No. 10,525,090, covering pharmaceutical compositions comprising our second clinical product candidate, KB105, and methods of its use for treating TGM1-deficient autosomal recessive congenital ichthyosis; (5) U.S. Patent No. 10,786,438 covering pharmaceutical compositions comprising vectors encoding cosmetic proteins, including our third product candidate, KB301, and methods for their use for improving skin condition, quality, and/or appearance; and (6) U.S. Patent No. 10,829,529 covering the methods of using KB407 for the treatment of cystic fibrosis and other diseases causing progressive lung destruction. Furthermore, we have nine international patent applications filed in accordance with the Paris Cooperation treaty directed to multiple discovery, preclinical, and clinical programs, including both B-VEC, KB105, KB301, KB104 and KB407, as well as multiple patent applications filed in foreign jurisdictions stemming from these international applications. B-VEC is also the subject of patents granted in both Australia and Europe, including European Patent No. 3 377 637 B1, covering pharmaceutical compositions containing B-VEC as well as uses thereof.
Even if we are granted the patents that we are currently pursuing, they may not issue in a form that will provide us with the full scope of protection we desire, they may not prevent competitors or other third parties from competing with us, and/or they may not otherwise provide us with a competitive advantage. Our competitors, or other third parties, may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, there is no assurance that the ’990 patent, or any other patent we are granted, will prevent third parties from developing competing technologies. Moreover, our patent estate, including the ’990 patent, does not preclude third parties from having intellectual property rights that could interfere with our freedom to use our platform, including for dermatological indications. Even assuming patents issue from our pending and future patent applications, changes in either the patent laws or interpretation of the patent laws in the United States and foreign jurisdictions may diminish the value of our patents or narrow their scope of protection.
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
Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third-party asserts are infringed by the manufacture, use, sale, or importation of our products. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before the USPTO. For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.

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
We are be subject to claims asserting that we, our employees or our advisors have wrongfully used or disclosed alleged trade secrets of other parties, including current or former employers, or claims asserting ownership of what we regard as our own intellectual property and we may face other such claims in the future.
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
As of March 31, 2021, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 17% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number

10.1
Purchase and Sale Agreement, dated January 29, 2021, by and between Krystal Biotech, Inc. and Northfield I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 2, 2021).

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

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 10, 2021	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)