Form 10-Q
period 2021-06-30
Krystal Biotech, Inc.
filed 2021-08-09
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Emerging growth company     ☒
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, there were 22,205,642 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except shares and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$329,527	$268,269
Short-term investments	38,203	2,993
Prepaid expenses and other current assets	2,197	3,796
Total current assets	369,927	275,058
Property and equipment, net	44,972	30,876
Long-term investments	21,411	—
Right-of-use assets	7,136	3,298
Other non-current assets	110	1,612
Total assets	$443,556	$310,844
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,265	$2,105
Current portion of lease liability	934	638
Accrued expenses and other current liabilities	15,920	5,109
Build to suit lease liability	—	7,600
Total current liabilities	18,119	15,452
Lease liability	6,897	3,308
Total liabilities	25,016	18,760
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at June 30, 2021 (unaudited) and December 31, 2020; 2,061,773 shares issued, and no shares outstanding at June 30, 2021 (unaudited) and December 31, 2020	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at June 30, 2021 (unaudited) and December 31, 2020; 22,205,032 and 19,714,220 shares issued and outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Additional paid-in capital	521,950	363,292
Accumulated other comprehensive income (expense)	(21)	6
Accumulated deficit	(103,389)	(71,214)
Total stockholders' equity	418,540	292,084
Total liabilities and stockholders' equity	$443,556	$310,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Expenses
Research and development	$6,594	$3,639	$12,795	$7,164
General and administrative	9,799	3,315	17,951	5,735
Total operating expenses	16,393	6,954	30,746	12,899
Loss from operations	(16,393)	(6,954)	(30,746)	(12,899)
Other Income (Expense)
Interest and other income, net	30	121	64	725
Interest expense	—	—	(1,492)	—
Net loss	(16,363)	(6,833)	(32,174)	(12,174)
Unrealized gain (loss) on available-for-sale securities	(24)	16	(27)	30
Comprehensive loss	$(16,387)	$(6,817)	$(32,201)	$(12,144)

Net loss per common share: Basic and diluted	$(0.74)	$(0.37)	$(1.48)	$(0.68)

Weighted-average common shares outstanding: Basic and diluted	22,204,659	18,383,941	21,731,711	17,871,648
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2021	19,714,220	$—	$363,292	$6	$(71,214)	$292,084
Issuance of common stock, net	2,489,837	—	152,033	—	—	152,033
Stock-based compensation expense	—	—	2,350	—	—	2,350
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(15,812)	(15,812)
Balances at March 31, 2021	22,204,057	$—	$517,675	$3	$(87,026)	$430,652
Issuance of common stock, net	975	—	14	—	—	14
Stock-based compensation expense	—	—	4,261	—	—	4,261
Unrealized loss on investments	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(16,363)	(16,363)
Balances at June 30, 2021	22,205,032	$—	$521,950	$(21)	$(103,389)	$418,540

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	16,254	—	243	—	—	243
Stock-based compensation expense	—	—	539	—	—	539
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(5,341)	(5,341)
Balances at March 31, 2020	17,370,564	$—	$242,733	$24	$(44,388)	$198,369
Issuance of common stock, net	2,293,495	—	117,337	—	—	117,337
Stock-based compensation expense	—	—	807	—	—	807
Unrealized gain on investments	—	—	—	16	—	16
Net loss	—	—	—	—	(6,833)	(6,833)
Balances at June 30, 2020	19,664,059	$—	$360,877	$40	$(51,221)	$309,696
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating Activities
Net loss	$(32,174)	$(12,174)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,202	884
Stock-based compensation expense	6,508	1,346
Loss on disposals of fixed assets	—	3
Non-cash interest expense	1,492	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,366	378
Prepaid rent	—	(2,400)
Lease liability	(175)	(105)
Accounts payable	(680)	706
Accrued expenses and other current liabilities	2,678	81
Net cash used in operating activities	(19,783)	(11,281)

Investing Activities
Purchases of property and equipment	(6,462)	(3,454)
Purchases of short-term investments	(38,103)	(3,205)
Proceeds from maturities of short-term investments	2,959	4,392
Purchases of long-term investments	(21,458)	—
Net cash used in investing activities	(63,064)	(2,267)

Financing Activities
Issuance of common stock, net	152,065	117,712
Repayment of ASTRA build to suit liability	(7,960)	—
Net cash provided by financing activities	144,105	117,712

Net increase in cash and cash equivalents	61,258	104,164

Cash and cash equivalents at beginning of period	268,269	187,514
Cash and cash equivalents at end of period	$329,527	$291,678

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$10,143	$2,675
Unpaid offering costs	$36	$132
Initial recognition of right-of-use assets and modification	$4,060	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations on April 15, 2016. On March 31, 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune Aesthtics, Inc., formerly known as Jeune, Inc. ("Jeune"), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions.
We are a clinical stage biotechnology company leading the field of redosable gene therapy for the treatment of serious rare diseases. Using our patented platform that is based on engineered herpes simplex virus type 1 ("HSV-1"), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home by a healthcare professional. Our goal is to develop easy to use, medicines to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale current good manufacturing practices ("cGMP") manufacturing capabilities.
Liquidity
As of June 30, 2021, the Company had an accumulated deficit of $103.4 million. With the net proceeds raised from its public and private securities offerings, including the public offering of its common stock completed on February 1, 2021, the Company believes that its cash, cash equivalents and short-term investments of approximately $367.7 million as of June 30, 2021 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and investments. The Company’s policy is to invest its cash, cash equivalents and investments in money market funds, certificates of deposit, corporate bonds, commercial paper, government agency securities and various other bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist of money market funds and bank deposits. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.
Investments with maturities of greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of certificates of deposit, commercial paper, corporate bonds, and government agency securities. Investments with maturities of greater than one year are classified as long-term investments on the consolidated balance sheets and consist of corporate bonds and government agency securities. Accrued interest on corporate bonds and government agency securities are also classified as short-term investments.
As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the consolidated balance sheets.it

Fair Value of Financial Instruments
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
Our available-for-sale, short-term and long-term investments, which consist of certificates of deposit, commercial paper, corporate bonds, and government agency securities are considered to be Level 2 valuations. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.
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

Computer equipment and software	3 years
Lab equipment	3 -7 years
Furniture and fixtures	3 years
Leasehold improvement	lesser of remaining useful life or remaining lease term
Construction in progress ("CIP") is not depreciated until the asset is placed in service.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three and six months ended June 30, 2021 and 2020.

Leases
The Company accounts for its lease agreements in accordance with FASB ASC Topic 842, Leases ("ASC 842"). Right-of-use lease assets represent our right to use an underlying asset during the lease term and the lease obligations represent our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations are recognized based on the present value of remaining lease payments over the lease term. As the Company’s lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, we have used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for lease and non-lease components of its operating leases as a single component.
For lease arrangements where it has been determined that the Company has control over an asset that is under construction and is thus considered the accounting owner of the asset during the construction period, the Company records a construction in progress asset and corresponding financial obligation on the condensed consolidated balance sheet. Once the construction is complete, an assessment is performed to determine whether the lease meets certain "sale-leaseback" criteria. If the sale-leaseback criteria are determined to be met, the Company will remove the asset and related financial obligation from the condensed consolidated balance sheet and treat the lease as either an operating or finance lease based on our assessment of the guidance. If, upon completion of construction, the project does not meet the "sale-leaseback" criteria, the lease will be treated as a financing obligation and the Company will depreciate the asset over its estimated useful life for financial reporting purposes once the asset has been placed into service.
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
Recent Accounting Pronouncements
ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs ("ASU 2020-08") to provide further clarification and update the previously issued guidance in ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities) ("ASU 2017-08"). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. The new standard was effective beginning January 1, 2021 and should be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The adoption of ASU 2020-08 did not have a material impact on the Company's financial position or results of operations upon adoption.
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock awards. There were 1,688,965 and 831,110 common share equivalents outstanding as of June 30, 2021 and 2020, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except shares and per share data)	(Unaudited)		(Unaudited)
Numerator:
Net loss per common share	$(16,363)	$(6,833)	$(32,174)	$(12,174)
Denominator:
Weighted-average basic and diluted common shares	22,204,659	18,383,941	21,731,711	17,871,648
Basic and diluted net loss per common share	$(0.74)	$(0.37)	$(1.48)	$(0.68)

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$329,527	$—	$—	$329,527	$329,527	$—	$—
Subtotal	329,527	—	—	329,527	329,527	—	—
Level 2:
Commercial paper	17,483	3	—	17,486	—	17,486	—
Corporate bonds	30,588	1	(22)	30,567	—	18,209	12,358
U.S. government agency securities	11,567	—	(6)	11,561	—	2,508	9,053
Subtotal	59,638	4	(28)	59,614	—	38,203	21,411
Total	$389,165	$4	$(28)	$389,141	$329,527	$38,203	$21,411

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$268,269	$—	$—	$268,269	$268,269	$—	$—
Subtotal	268,269	—	—	268,269	268,269	—	—
Level 2:
Certificates of deposit	2,986	7	—	2,993	—	2,993	—
Subtotal	2,986	7	—	2,993	—	2,993	—
Total	$271,255	$7	$—	$271,262	$268,269	$2,993	$—
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company's long-term marketable securities mature between one year and two years.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
	(Unaudited)
Construction in progress	$36,180	$23,031
Leasehold improvements	5,725	4,631
Furniture and fixtures	891	870
Computer equipment and software	82	82
Laboratory equipment	5,376	4,630
Total property and equipment	48,254	33,244
Accumulated depreciation and amortization	(3,282)	(2,368)
Property and equipment, net	$44,972	$30,876
Depreciation expense was $475 thousand and $914 thousand for the three and six months ended June 30, 2021 and $394 thousand and $729 thousand three and six months ended June 30, 2020, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(Unaudited)
Accrued preclinical and clinical expenses	$2,970	$1,735
Accrued professional fees	2,119	642
Accrued payroll and benefits	1,273	1,486
Accrued taxes	22	40
Accrued construction in progress	9,170	1,049
Accrued financing costs	36	131
Other current liabilities	330	26
Total	$15,920	$5,109

6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease has been amended several times to increase the area leased, which currently consists of approximately 41,000 square feet. As a result of the lease amendments, the lease expiration date was extended to October 31, 2031.
On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility ("ASTRA") in the Pittsburgh, Pennsylvania area ("ASTRA lease") with Northfield I, LLC (the "Landlord" or "Northfield") with an initial lease term that expired on October 31, 2035. The ASTRA lease contained an option ("Purchase Option") to purchase the building, related improvements and take corresponding assignment of the Landlord's rights under its existing Ground Lease (the

"Ground Lease"). A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020. The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, was recorded as prepaid rent in the consolidated balance sheet at the time of payment.
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
On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020, for a purchase price of $9.4 million. The Company held approximately $1.5 million on deposit with Northfield under the existing lease agreement and applied this deposit as a credit against the purchase price at closing. On February 1, 2021, Northfield delivered the space as substantially complete and made the space available for access by the Company, thus triggering lease commencement. As a result, the Company concluded that this transaction did not qualify for sale-leaseback accounting because it did not meet the definition of a sale. As control did not transfer to the Lessor at lease commencement, the transaction continued to be accounted for as construction in progress and a financing obligation. On March 5, 2021, the purchase closed and the Company determined that reclassification of the construction in progress to buildings and leasehold improvements was not appropriate as the interior of the building was not yet ready for its intended use. The building continues to be held under construction in progress as of June 30, 2021. The interior of the building is currently under construction and is expected to be completed and validated in 2022. From construction completion to the closing of the purchase, the Company recognized interest expense to accrete the financial obligation to a balance that equaled the cash consideration that was paid upon the close of purchase. For more information about the expected construction costs associated with ASTRA, see "ASTRA Contractual Obligation" below.
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
As of June 30, 2021, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2021 (remaining six months)	$457
2022	1,048
2023	1,067
2024	1,087
2025	1,113
Thereafter	12,480
Future minimum operating lease payments	$17,252
Less: Interest	9,421
Present value of lease liability	$7,831

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	(unaudited)
	June 30, 2021	December 31, 2020
Operating leases:
Right-of-use assets	$7,136	$3,298
Current portion of lease liability	934	638
Lease liability	6,897	3,308
Total lease liability	$7,831	$3,946
Weighted average remaining lease term, in years	15.0	16.4
Weighted average discount rate	9.3%	9.4%

The Company recorded operating lease costs of $278 thousand and $497 thousand for the three and six months ended June 30, 2021 and $145 thousand and $310 thousand for the three and six months ended June 30, 2020, respectively, and variable lease costs of $81 thousand and $118 thousand for the three and six months ended June 30, 2021 and $15 thousand and $28 thousand for the three and six months ended June 30, 2020, respectively.
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”) for the manufacture of sterile excipients that are formulated with in-house produced vectors as part of the final drug product applied in certain of our clinical trials. The Company has also entered into agreements with third-party Contract Research Organizations ("CROs") to provide research and development services to further the Company’s analysis of its product candidates. The agreements entered into with the CMOs and CROs provide the terms and conditions for their respective services, which may include research and development activities, storage, packaging, labelling, and/or testing of our preclinical and clinical-stage products. The Company is obligated to make milestone payments under certain of these agreements. The estimated remaining commitment as of June 30, 2021 under these agreements is approximately $3.8 million. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $718 thousand and $2.5 million for the three and six months ended June 30, 2021 and $330 thousand and $964 thousand for the three and six months ended June 30, 2020, respectively.
Other Contractual Obligations
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon market research activities relating to our lead product candidate, B-VEC. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. Business activities being performed under these contracts primarily include market research and other related activities. The estimated remaining commitment as of June 30, 2021 is $4.0 million. The Company has incurred expenses under these activities of $974 thousand and $2.3 million for the three and six months ended June 30, 2021 and $489 thousand for the three and six months ended June 30, 2020, respectively.
ASTRA Contractual Obligations
The Company has contracted with various third parties to construct our second cGMP facility, ASTRA. Additionally, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of June 30, 2021 is $38.0 million. The Company has included costs incurred to-date associated with ASTRA within construction in progress as of June 30, 2021.
On June 30, 2021, the Company entered into a Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction (collectively, the “Agreement”) with The Whiting-Turner Contracting Company (“Whiting-Turner”), pursuant to which Whiting-Turner is constructing and managing the construction of ASTRA. Subject to certain conditions in the Agreement, the Company will pay Whiting-Turner a contract price consisting of the cost of work plus a fee equal to 1.75% of the cost of work, subject to a guaranteed maximum price to be agreed upon in an amendment to the Agreement at a later date.
Legal Proceedings

On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen, Inc., which also named our Chief Executive Officer and Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, Messrs Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we opposed the motion. On December 1, 2020, the court ruled on Messrs. Wechuck and Krisky's motion to dismiss our third-party complaint. The court determined that our claims for contribution and indemnification based on PeriphaGen's state law claims for unfair competition and misappropriation of trade secrets can proceed. Our breach of contract claim will also go forward in full. Fact discovery is ongoing.
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
On December 31, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program"), under which Cowen will act as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of our common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million ("Placement Shares"). Related offering expenses payable by the Company were $172 thousand. The issuance and sale of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the six months ended June 30, 2021, 262,500 shares of common stock were issued pursuant to the ATM Program at a weighted average price of $66.50 per share for net proceeds of $17.5 million, resulting in a remaining $132.5 million available for issuance under the ATM Program.
On May 21, 2020, the Company completed a public offering of 2,275,000 shares of its common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million, and other offering expenses payable by the Company of approximately $463 thousand.

8.    Stock-Based Compensation
Stock Options
Stock options granted to employees vest ratably over four-year periods and options granted to directors of the company vest ratably over one year to four-year periods. Stock options have a life of ten years.
The Company granted 297,500 and 799,950 stock options to employees and directors of the Company during the three and six months ended June 30, 2021, respectively, and 315,400 and 544,400 stock options to employees and directors of the Company during the three and six months ended June 30, 2020, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2020	853,614	$40.31	9.0	$16,804
Granted	799,950	$73.42
Exercised	(16,874)	$21.41
Cancelled or forfeited	(46,525)	$53.79
Outstanding at June 30, 2021	1,590,165	$56.77	9.0	$22,838
Exercisable at June 30, 2021	253,189	$29.73	6.9	$9,690
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2021 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceed the exercise price) of stock options exercised during the three and six months ended June 30, 2021 was $808 thousand and $872 thousand, respectively, and during the three and six months ended June 30, 2020 was $656 thousand and $1.2 million, respectively.
The weighted-average grant-date fair value per share of options granted to employees during the three and six months ended June 30, 2021 was $42.53 and $47.25, respectively, and during the three and six months ended June 30, 2020 was $29.78 and $31.71, respectively.
There was $49.0 million of unrecognized stock-based compensation expense related to employees’ option awards that is expected to be recognized over a weighted-average period of 3.4 years as of June 30, 2021.
The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development	$1,084	$181	$1,600	$370
General and administrative	2,625	626	4,240	976
Total stock-based compensation	$3,709	$807	$5,840	$1,346
We capitalize the portion of stock-based compensation that relates to work performed on the construction of new buildings. There was $66 thousand and $103 thousand of stock-based compensation that was capitalized in the three and six months ended June 30, 2021, respectively, and zero of stock-based compensation that was capitalized in the three and six months ended June 30, 2020, respectively.
The Company recorded stock-based compensation expense of $3.7 million and $5.8 million for the three and six months ended June 30, 2021, respectively, and $807 thousand and $1.3 million for the three and six months ended June 30, 2020, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected stock price volatility	72%	76%	72%	75%
Expected term of the award (years)	6.10	6.18	6.18	6.20
Risk-free interest rate	1.05%	0.41%	1.02%	0.78%
Weighted average exercise price	$66.58	$45.07	$73.42	$48.09
Forfeiture rate	—%	6.42%	—%	6.42%

Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over a four-year period. Restricted stock awards have a life of ten years.
The Company granted zero and 98,800 RSAs to employees of the Company during the three and six months ended June 30, 2021, respectively, and zero RSAs to employees of the Company during the three and six months ended June 30, 2020, respectively.
The following table summarizes the Company’s RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2020	—	$—
Granted	98,800	$78.89
Vested	—	$—
Forfeited	—	$—
Non-vested RSAs as of June 30, 2021	98,800	$78.89
As of June 30, 2021, 98,800 RSAs were outstanding. The fair value of each restricted stock was $78.89 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of $486 thousand and $668 thousand for the three and six months ended June 30, 2021 and zero for the three and six months ended June 30, 2020, respectively, within general and administrative expenses in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
General and administrative	$486	$—	$668	$—
Total stock-based compensation	$486	$—	$668	$—
Shares remaining available for grant under the Company’s stock incentive plan were 1,626,006, with a sublimit for incentive stock options of 379,566, at June 30, 2021.
9.    Related Party Transactions
In December 2019, the Company advanced $420 thousand to a member of our management team to cover the personal payroll and income taxes on their taxable income from NSO exercises. This employee repaid the Company in full in January 2020.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some of such factors include, but are not limited to:
•changes in expectations with respect to the initiation, timing, progress and results of preclinical and clinical trials for B-VEC, KB105, KB104, KB407, KB408, KB301 and any other product candidates, including the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs and expenses;
•the continuing impact that the COVID-19 pandemic and measures implemented to prevent its spread may have on our business operations, access to capital, research and development activities, and preclinical and clinical trials for our product candidates;
•the timing, scope or results of regulatory filings and approvals, including timing of final US Food and Drug Administration (“FDA”), marketing and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA;
•changes in our estimates regarding the potential market opportunity for B-VEC, KB105, KB104, KB407, KB408, KB301 and any other product candidates;
•our ability to raise capital to fund our operations;
•increased costs associated with our research and development programs for our product candidates;
•our general and administrative expenses;
•risks related to our ability to successfully develop and commercialize our product candidates, including B-VEC, KB105, KB104, KB407, KB408, KB301 and our other product candidates;
•our ability to identify and develop new product candidates;
•our ability to identify, recruit and retain key personnel;
•risks related to our commercialization, marketing and manufacturing capabilities and strategy;
•our ability of our business model, strategic plans for our business, product candidates and technology;
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
•global economic conditions; and
•the impact of changes in laws and regulations.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” elsewhere in this Form 10-Q and in other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.
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
Overview
We are a clinical stage biotechnology company leading the field of redosable gene therapy for the treatment of serious rare diseases. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home by a healthcare professional. Our goal is to develop easy to use, medicines to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale cGMP manufacturing capabilities.

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

There can be no assurance that the upcoming milestones will be met on the expected timeline or at all.

Pipeline Highlights and Recent Developments
•    B-VEC is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of dystrophic epidermolysis bullosa ("DEB"), a serious rare skin disease caused by missing or mutated type VII collagen protein ("COL7"). The randomized, double-blind, placebo-controlled GEM-3 pivotal study is ongoing. On March 30, 2021, we announced completion of patient enrollment, and we expect to announce top line data in 4Q21. Details of the pivotal study can be found at www.clinicaltrails.gov under NCT identifier NCT04491604. During 2Q21, we began enrolling patients into an open label extension ("OLE") study, including patients who participated in the Phase 3 study, as well as new participants who meet all enrollment criteria. Details of the OLE study can be found at www.clinicaltrails.gov under NCT identifier NCT04917874. Nothing included on this website shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
•    KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis ("TGM1-ARCI"), a serious rare skin disorder caused by missing or mutated TGM1 protein. A randomized, placebo-controlled Phase 1/2 study is ongoing. On July 1, 2021, we announced data from the fourth patient dosed in the trial, showing repeat topical KB105 dosing continued to be well tolerated with no adverse events or evidence of immune response. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing included on this website shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
•    KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length CFTR transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated cystic fibrosis transmembrane conductance regulator ("CFTR") protein. On April 19, 2021, we announced positive preclinical data from the Good Laboratory Practice toxicology and biodistribution study, in which the No-Observed-Adverse-Effect Level was determined to be the highest dose tested. More detailed data will be presented at the 2021 North American Cystic Fibrosis Conference that will take place September 30 through October 2, 2021. We expect to initiate clinical testing in 3Q21.
•    KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency. On April 19, 2021, we announced positive initial proof-of-concept preclinical in vitro and in vivo data. More detailed preclinical data will be presented at a future scientific conference.
•    KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to initiate a Phase 1 clinical study in 2022.
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly owned subsidiary Jeune. A summary description of Jeune’s key product candidate and its status is as follows:
•    KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. A Phase 1 study is currently ongoing. On March 24, 2021, we announced initial data from Cohort 1 on the Phase 1 study that showed safety and tolerability of the two (2) repeat KB301 injections in human subjects. On August 2, 2021, Jeune announced the dosing of the first patient in the efficacy cohort of the PEARL-1 study. The efficacy cohort is a randomized, double-blind, saline controlled evaluation of safety and efficacy of KB301 for the improvement of skin quality in approximately 30 subjects. Bilateral treatment areas on the neck behind the ear, on the cheek, and above the knee will be chosen and randomized on Day 0. Patients will receive two repeat doses of low dose KB301, high dose KB301, or saline 14 days apart. Change in skin quality from baseline will be assessed via the Skin Roughness Score, Fine Lines Score, and the Subject Satisfaction Score. Treatment areas above the knee will be evaluated for change in thickness using a caliper. Jeune expects to announce initial data from Cohort 2 in 4Q21. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Nothing included on these websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q
Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Business Highlights and Recent Developments
•On May 3, 2021, the Company announced the appointment of Andy Orth to the position of Chief Commercial Officer of Krystal Biotech.

•In 2Q21, the Company began enrolling patients into an OLE study, including patients who participated in the Phase 3 study, as well as new participants who meet all enrollment criteria.
•On June 30, 2021, the Company entered into a Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with Whiting-Turner, pursuant to which Whiting-Turner is constructing and managing the construction of ASTRA located in the Pittsburgh, Pennsylvania area. The 150,000 square foot ASTRA facility is under construction and expected to be completed and validated in 2022. The Agreement contains certain customary terms and conditions of the parties addressing the Project responsibilities. Subject to certain conditions in the Agreement, the Company will pay Whiting-Turner a contract price consisting of the cost of work plus a fee equal to 1.75% of the cost of work, subject to a guaranteed maximum price to be agreed upon in an amendment to the Agreement at a later date.
COVID-19 Update
The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantines. In an effort to slow the spread of the virus, The Commonwealth of Pennsylvania where the Company’s primary offices, laboratory and manufacturing spaces are located, enacted stay-at-home orders, and sweeping restrictions to travel were initiated by corporations and governments. Although these restrictions have been lifted, it is not known at this time whether they will be reestablished or the extent to which the Company will be impacted. The degree of the pandemic’s effect on the Company’s clinical, operational and financial performance will depend on future developments, including additional protective measures that may be implemented by governmental authorities or the Company to protect its employees, or by investigators, caregivers or patients to minimize exposure, all of which are uncertain and difficult to predict. While to date the impact of the pandemic on our business and clinical trials has been minimal and the increased vaccination rates in the U.S. are encouraging, we will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and preclinical and clinical trial activities. For additional information regarding the impact of the coronavirus pandemic, please see "Risk Factor - Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development efforts of our product candidates and adversely impact our business."
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue with our pivotal Phase 3 clinical trial for B-VEC, conduct our ongoing Phase 1/2 clinical trial for KB105, conduct our phase 1 safety study for KB301 and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of our clinical trials, and, as a result, the actual costs to complete our clinical trials may exceed the expected costs.
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
ASTRA Capital Expenditures
On March 5, 2021, we closed on the purchase of the building that was constructed to house our second cGMP facility, ASTRA. We are currently in the process of constructing the interior build-out of this facility and we have entered into a contract with Whiting-Turner who will manage the construction of ASTRA. Further, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. We expect to continue to incur significant capital expenditures related to ASTRA as we construct and validate this facility, which is expected to be completed in 2022.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three and six months ended June 30, 2021 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
(In thousands)	(unaudited)
Expenses
Research and development	$6,594	$3,639	$2,955
General and administrative	9,799	3,315	6,484
Total operating expenses	16,393	6,954	9,439
Loss from operations	(16,393)	(6,954)	(9,439)
Other Income
Interest and other income, net	30	121	(91)
Net loss	$(16,363)	$(6,833)	$(9,530)
Research and Development Expenses
Research and development expenses increased $3.0 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Higher research and development expenses were due to an increase in outsourced research and development activities of approximately $951 thousand, lab supplies of $340 thousand, payroll related expenses of $1.2 million, which is primarily driven by an increase in headcount to support overall growth, and includes a $903 thousand increase in stock-based compensation, and other research and development expenses of $464 thousand, primarily due to depreciation, rent, and other overhead expenses.
General and Administrative Expenses
General and administrative expenses increased $6.5 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $3.4 million, which is primarily driven by an increase in headcount to support overall growth, and includes a $2.5 million increase in stock-based compensation, market research related expenses of approximately $318 thousand, legal and professional fees of approximately $1.6 million and other administrative and professional expenses of $1.1 million.
Other Income
Interest and other income for the three months ended June 30, 2021 and 2020 was $30 thousand and $121 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments.

Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
(In thousands)	(unaudited)
Expenses
Research and development	$12,795	$7,164	$5,631
General and administrative	17,951	5,735	12,216
Total operating expenses	30,746	12,899	17,847
Loss from operations	(30,746)	(12,899)	(17,847)
Other Income (Expense)
Interest and other income, net	64	725	(661)
Interest expense	(1,492)	—	(1,492)
Net loss	$(32,174)	$(12,174)	$(20,000)
Research and Development Expenses
Research and development expenses increased $5.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Higher research and development expenses were due to an increase in outsourced research and development activities of approximately $2.3 million, lab supplies of $918 thousand, payroll related expenses of $1.6 million, which is primarily driven by an increase in headcount to support overall growth, and includes a $1.2 million increase in stock-based compensation, and other research and development expenses of $817 thousand, primarily due to depreciation, rent, and other overhead expenses.
General and Administrative Expenses
General and administrative expenses increased $12.2 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $5.8 million, which is primarily driven by an increase in headcount to support overall growth, and includes a $3.9 million increase in stock-based compensation, market research related expenses of approximately $1.3 million, legal and professional fees of approximately $3.5 million and other administrative expenses of $1.6 million.
Other Income (Expense)
Interest and other income for the six months ended June 30, 2021 and 2020 was $64 thousand and $725 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments.
Interest expense for the six months ended June 30, 2021 and 2020 was $1.5 million and zero, respectively, and related to accretion of the financial obligation for the build to suit lease liability during the six months ended June 30, 2021 to a balance that equaled the purchase consideration for ASTRA.

Liquidity and Capital Resources
Overview
At June 30, 2021, our cash, cash equivalents and short-term investments balance was approximately $367.7 million. Since operations began, we have incurred operating losses. Our net losses were $16.4 million and $6.8 million for the three months ended June 30, 2021 and 2020 and $32.2 million and $12.2 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, we had an accumulated deficit of $103.4 million. With the net proceeds raised from its public and private securities offerings, including the public offering completed on February 1, 2021 and the ATM Program, the Company believes that its cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.
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
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of B-VEC, KB105, KB301 or our planned preclinical studies for our other product candidates, or our operations. Further, we do not expect to generate any product revenues until 2022, at the earliest, assuming we receive marketing approval for B-VEC on the schedule we currently contemplate. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch B-VEC, KB105, KB301 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(19,783)	$(11,281)
Net cash used in investing activities	(63,064)	(2,267)
Net cash provided by financing activities	144,105	117,712
Net increase in cash	$61,258	$104,164
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 was $19.8 million and consisted primarily of a net loss of $32.2 million adjusted for non-cash items primarily of depreciation and amortization and stock-based compensation expense of $7.7 million and build to suit interest expense of $1.5 million, as well as cash used by increases in net operating assets of approximately $3.2 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $11.3 million and consisted primarily of a net loss of $12.2 million adjusted for non-cash items of depreciation and amortization and stock-based compensation expense of approximately $2.2 million, and cash provided by decreases in net operating liabilities of approximately $1.3 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $63.1 million and consisted primarily of expenditures of $6.5 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, $59.6 million on the purchase of short-term and long-term investments, partially offset by proceeds of $3.0 million received from the maturities of short-term investments.
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
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $144.1 million and consisted primarily of proceeds of $152.1 million received from our public offering, ATM Program and exercises of stock options, partially offset by expenditures of $8.0 million used for the purchase of the ASTRA building.
On February 1, 2021 the Company completed a public offering of 2,211,538 shares of its common stock at $65.00 per share. Net proceeds to the Company from the offering were $134.9 million after deducting underwriting discounts and commissions of approximately $8.6 million and other offering expenses of approximately $198 thousand.
During the six months ended June 30, 2021, pursuant to the ATM Program the Company issued 262,500 shares of common stock at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting underwriting discounts and commissions of approximately $524 thousand. The Company also incurred $172 thousand of other offering expenses related to the ATM Program.
For the six months ended June 30, 2021, the Company received proceeds of $354 thousand from the exercise of stock options.
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
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Beginning with our fiscal year ending December 31, 2022, we will cease to be an emerging growth company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of $367.7 million at June 30, 2021, which consist primarily of money market, bank deposits, commercial paper, corporate bonds, and government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short and long-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and short-term investments has significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that any investments we make in the future will not be subject to adverse changes in market value. Our cash, cash equivalents and short and long-term investments are recorded at fair value.

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
Changes in Internal Control over Financial Reporting
We are in the process of implementing new enterprise resource planning (“ERP”) software, Microsoft Dynamics D365 (“Dynamics”), as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years. During the second quarter of 2021, we completed the implementation of the financial reporting and consolidation modules.As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. We expect Dynamics to strengthen our internal financial controls by automating a number of accounting and reporting processes and activities, thereby decreasing the number of manual processes previously required. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.over financial reporting.
Other than as discussed above, no change in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q is incorporated by reference in response to this item.
Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred recurring losses and negative cash flows from operations and, at June 30, 2021, we had an accumulated deficit of $103.4 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our products candidates. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates as well as to building out our infrastructure. We expect that it could be at least a year, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•continue our research and the clinical development of B-VEC, KB105, and KB301 including our current clinical trials and planned future trials;
•initiate clinical trials for KB104, KB407, KB408 and preclinical studies for any additional product candidates that we may pursue in the future;
•prepare our Biologics License Application ("BLA"), Marketing Authorisation Application and approvals in certain other countries for B-VEC;
•continue to operate our in-house commercial-scale cGMP manufacturing facility, ANCORIS, and complete the build out of our second cGMP manufacturing facility, ASTRA;
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
To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials for our product candidates, developing and validating commercial scale manufacturing processes, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of any of our product candidates, if any of our product candidates do not receive regulatory approval, if we do not obtain our targeted indications for our product candidates or if any of our product candidates fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability, if ever, and this would materially adversely affect our business prospects and financial condition. Moreover, if we decide to leverage any success with our B-VEC, KB105, KB301, KB104 or KB407 product candidates to develop other product opportunities, we may not be successful in such efforts, and our business could be materially adversely affected.

We currently have three product candidates, B-VEC, KB105, and KB301 in clinical trials and we may never develop, acquire or in-license additional product candidates. We may never succeed in any or all these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause investors to lose all or part of their investment.
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the European Medicines Agency ("EMA"), or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of B-VEC, KB105, and KB301 our expenses could increase and revenue could be further delayed.
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
We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We will need to transition from a company with a research and development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.
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

In the event that we or governmental authorities were to modify or implement restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing spaces, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
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
These and other factors arising from COVID-19 could worsen in countries that are already afflicted with the coronavirus which could further adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results.
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
The COVID-19 pandemic continues to evolve. The extent to which the outbreak may impact our business, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.
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
•commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others; and
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
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
We announced positive interim results from the Phase 1 portion of our Phase 1/2 clinical trial of B-VEC in October 2018 and positive interim results from the Phase 2 portion in June 2019, and complete Phase 1/2 results in May 2020.  We commenced Phase 3 clinical trials for B-VEC in July 2020. There is no guarantee that results of this or any potential future clinical trials will be positive or that we will be able to complete this or any potential future clinical trials on the anticipated timelines, or at all. The positive results we have observed for B-VEC may not be predictive of the ultimate outcome of any future clinical trials, and the current and future clinical trial process may fail to demonstrate that B-VEC is safe for humans and effective for indicated uses, which may cause us to abandon B-VEC. Furthermore, research and discoveries by us or others may identify serious adverse events, undesirable side effects or other unexpected properties of our current and future product candidates, including B-VEC, that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize B-VEC and the approval may be for a narrower indication than we seek.
We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if B-VEC meets its safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority or policy during the period of product development, clinical trials and the review process.
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
The clinical trial requirements of the FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the EU or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what the FDA may require for approval, and approval by the FDA may not be indicative of what the European Commission would require for approval.
Regulatory requirements and policy governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. If we were to engage a National Institutes of Health funded institution to conduct a clinical trial, that institution’s Institutional Biosafety Committee as well as its Institutional Review Board (“IRB”), would need to review the proposed clinical trial to assess the safety of the trial. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of B-VEC or future product candidates or lead to significant post-approval limitations or restrictions. As we advance B-VEC, we may be required to consult with these regulatory and advisory groups and will need to comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of B-VEC. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.
B-VEC may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
There have been several significant adverse side effects in gene therapy trials using other vectors in the past. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. The risk of cancer remains a concern for gene therapy, and we cannot assure that it will not occur in any of our planned or future clinical studies. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.
In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur with B-VEC, our clinical trials could be suspended or terminated. If we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, B-VEC for any or all targeted indications. Even if we can demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of B-VEC, the commercial prospects may be harmed and our ability to generate product revenues may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
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
•regulatory authorities may suspend or withdraw approvals of B-VEC;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way B-VEC is administered or conduct additional clinical trials;
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
In addition, if we make manufacturing or formulation changes to a product candidate, we may need to conduct additional studies to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects. Any delays, setbacks or failures in our clinical trials could materially and adversely affect our business, financial condition, results of operations and prospects.
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
•be required to perform additional clinical trials to support approval;
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
Further, we, the FDA or an IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be negatively impacted, and our ability to generate revenues from our drug candidates may be delayed.
We have a limited number of employees and limited corporate infrastructure and may experience difficulties in managing growth.

We are a small company with a limited number of employees and corporate infrastructure. We have experienced a period of significant expansion in headcount and expect to experience significant expansion of our facilities, infrastructure and overhead as we develop our own manufacturing facilities and increase our research and development efforts. Future growth will impose significant added capital requirements, as well as added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new personnel. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or a regulatory authority disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, B-VEC, for the treatment of DEB. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation for B-VEC. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in clinical development for treatment of patients with TGM1 deficient ARCI, and on October 10, 2019, the European Commission granted the Orphan Medicinal Product Designation for KB105. On August 17, 2020, the FDA granted orphan drug designation to our most recent product candidate, KB407, currently in preclinical development, for the treatment of cystic fibrosis. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.
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
Breakthrough therapy designation, Regenerative Medicine Advanced Therapy ("RMAT") designation, Fast Track designation or Rare Pediatric Disease designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

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

If we are unsuccessful in identifying and developing additional product candidates, our potential for growth will be impaired.
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
In the future, even if we commercialize a product candidate faster than our competitors, we could also face competition from lower cost biosimilars in the United States or in Europe.
In addition, as a result of the expiration or successful challenge of our patent rights, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.
Risks Related to Manufacturing
Delays in obtaining regulatory approvals of the process and facilities needed to manufacture our product candidates or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.
Before we can begin to commercially manufacture our product candidates, whether in a third-party facility or in our own facilities, we must pass a pre-approval inspection of our manufacturing facilities by the FDA before our product candidates can obtain marketing approval. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. To obtain approval, we will need to ensure that all our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.
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
Even if we obtain the validation from the FDA of our cGMP manufacturing facility, we intend to maintain third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements or if there are disagreements between us and these third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions of product candidates or the clinical trials required for approval of our product candidates. In such instances, we may need to locate an appropriate replacement third-party manufacturer, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We currently have a small market development organization. To successfully commercialize our product candidates, if approved, we plan to expand our capabilities to promote market access and build awareness. To successfully commercialize any products that may result from our development programs, we will need to further expand our market development organization, either on our own or with a third party. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding any of our product candidates with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
•the potential and perceived advantages of our product candidates over alternative treatments, if available;
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
Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved, which would adversely affect our revenue and results of operations.
We expect that coverage and reimbursement of pharmaceuticals may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Drug pricing by pharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render our product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.
We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our products, which would adversely affect our anticipated revenue and results of operations.
The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford our product candidates. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
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
Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional potential legislative and administrative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.
Ethical, legal and social issues related to genetic testing may reduce demand for our product candidates, if approved.
We anticipate that prior to receiving certain gene therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate based on genetic information, resulting in barriers to the acceptance of genetic tests by consumers. Concerns have also been raised about the accuracy of genetic testing. This could lead to governmental authorities restricting genetic testing or calling for additional regulation of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for our product candidates, if approved.
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
The success of our business depends upon our ability to identify, develop and commercialize product candidates based on our gene therapy platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Although certain of our product candidates are currently in clinical or preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.
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

Our future success depends on our ability to retain key employees, including scientific and technical personnel, and to attract, retain and motivate qualified personnel.
We are highly dependent on members of our management team, the loss of whose services may adversely impact the achievement of our objectives. Our employees are at-will employees, and the loss of one or more of them might impede the achievement of our research, development and commercialization objectives.
Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, also will be critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.
Our employees, principal investigators and advisors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
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
In the U.S., there have been and continue to be a number of legislative efforts to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“PPACA”), was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the PPACA, and we expect there will be additional challenges in the future. As a result, there have been delays in the implementation of, and action taken to attempt to repeal or replace, certain aspects of the PPACA. Litigation and legislation over the ACA may continue in the future, with unpredictable and uncertain results.
We cannot predict the impact that such actions against the ACA or other health care reform efforts in the future will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) could adversely affect our business plan to introduce our products in the United States.
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
Further, there has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products and the cost of prescription drugs to consumers and government healthcare programs, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The current administration’s Blueprint contains certain measures that the US Department of Health and Human Services is already working to implement. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
If we obtain FDA approval for our product candidates and begin commercializing in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach;
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Often, to avoid the threat of treble damages and penalties under the False Claims Act, health care providers will resolve allegations in a settlement without admitting liability to avoid the potential of treble damages. Any such settlement could materially affect our business, financial operations, and reputation.
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
Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all our current supply of our product candidates is located at our manufacturing facility in Pittsburgh, Pennsylvania.  We are constructing an additional manufacturing facility and establishing a relationship with a third-party contract manufacturer as a back-up supplier for the commercial supply of our products, if necessary. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to B-VEC, KB105, KB301, KB104, KB407, KB408 and additional product candidates in our pipeline, current and future innovations related to our vector platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have six issued patents in the United States: (1) U.S. patent No. 9,877,990, covering, in part, pharmaceutical formulations comprising our lead clinical product B-VEC, as well as methods of its use for treating wounds, disorders, and diseases of the skin, which we refer to as the ’990 patent; (2) U.S. patent No. 10,155,016 covering pharmaceutical compositions containing B-VEC formulated for myriad routes of administration; (3) U.S. patent No. 10,441,614 covering aspects of our vector platform technology, and its uses in delivering any gene of interest to the skin; (4) U.S. patent No. 10,525,090, covering pharmaceutical compositions comprising our second clinical product candidate, KB105, and methods of its use for treating TGM1-deficient autosomal recessive congenital ichthyosis; (5) U.S. Patent No. 10,786,438 covering pharmaceutical compositions comprising vectors encoding cosmetic proteins, including our third product candidate, KB301, and methods for their use for improving skin condition, quality, and/or appearance; and (6) U.S. Patent No. 10,829,529 covering the methods of using KB407 for the treatment of cystic fibrosis and other diseases causing progressive lung destruction. Furthermore, we have international patent applications filed in accordance with the Paris Cooperation treaty directed to multiple discovery, preclinical, and clinical programs, including B-VEC, KB105, KB301, KB104, KB407, and KB-408, as well as multiple patent applications filed in foreign jurisdictions stemming from these international applications. B-VEC is also the subject of multiple patents granted in foreign jurisdictions, including European Patent No. 3 377 637 B1, covering pharmaceutical compositions containing B-VEC as well as uses thereof.
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
Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third-party asserts are infringed by the manufacture, use, sale, or importation of our products. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen Inc., which also named our Chief Executive Officer and Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. For more information, see "Legal Proceedings" in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q. We may in the future become party to, or be threatened with, other adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before the United States Patent and Trademark Office ("USPTO"). For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.
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
We are and may be subject to claims asserting that we, our employees or our advisors have wrongfully used or disclosed alleged trade secrets of other parties, including current or former employers, or claims asserting ownership of what we regard as our own intellectual property.
Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future entered into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we try to observe the terms of agreements under which we obtain access to third party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described above under “Item 3—Legal Proceedings,” on May 1, 2020, a complaint was filed against us by PeriphaGen Inc., which also named our Chief Executive Officer and our Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts we used to develop vector platform and product candidates. If we fail in defending any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our technologies, which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
We are in the process of registering certain of our trademarks and trade names. Once trademarks or trade names have been registered, they may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which are important for building name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. There also could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to patents, trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
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
As of June 30, 2021, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 17% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
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
•significant lawsuits, including intellectual property or stockholder litigation;
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act ("JOBS Act"), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company: (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.
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
We will continue to incur costs as a result of becoming a public company, and such costs will increase when we cease to be an “emerging growth company.”
As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company beginning in 2022, although we are currently unable to estimate these costs with any degree of certainty. We will be an emerging growth company until the end of 2021, after which, we will incur additional costs applicable to public companies that are not emerging growth companies.
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Beginning with our fiscal year ending December 31, 2022, we will cease to be an "emerging growth company" as defined by the JOBs Act. After we are no longer an emerging growth company under the JOBS Act, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stakeholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
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
Sales of Unregistered Securities
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number

10.1	Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with The Whiting-Turner Contracting Company

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: August 9, 2021	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)