Form 10-Q
period 2021-09-30
Krystal Biotech, Inc.
filed 2021-11-08
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Emerging growth company     ☒
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, there were 22,237,984 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except shares and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$286,614	$268,269
Short-term investments	56,479	2,993
Prepaid expenses and other current assets	2,719	3,796
Total current assets	345,812	275,058
Property and equipment, net	78,642	30,876
Long-term investments	19,237	—
Right-of-use assets	7,342	3,298
Other non-current assets	62	1,612
Total assets	$451,095	$310,844
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,757	$2,105
Current portion of lease liability	1,023	638
Accrued expenses and other current liabilities	29,999	5,109
Build to suit lease liability	—	7,600
Total current liabilities	35,779	15,452
Lease liability	7,079	3,308
Total liabilities	42,858	18,760
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at September 30, 2021 (unaudited) and December 31, 2020; 2,061,773 shares issued, and no shares outstanding at September 30, 2021 (unaudited) and December 31, 2020	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at September 30, 2021 (unaudited) and December 31, 2020; 22,237,984 and 19,714,220 shares issued and outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Additional paid-in capital	527,229	363,292
Accumulated other comprehensive income (expense)	(14)	6
Accumulated deficit	(118,978)	(71,214)
Total stockholders' equity	408,237	292,084
Total liabilities and stockholders' equity	$451,095	$310,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Expenses
Research and development	$6,080	$5,100	$18,875	$12,264
General and administrative	9,572	4,580	27,524	10,315
Total operating expenses	15,652	9,680	46,399	22,579
Loss from operations	(15,652)	(9,680)	(46,399)	(22,579)
Other Income (Expense)
Interest and other income, net	63	70	127	795
Interest expense	—	—	(1,492)	—
Net loss	(15,589)	(9,610)	(47,764)	(21,784)
Unrealized gain (loss) on available-for-sale securities	7	(20)	(20)	10
Comprehensive loss	$(15,582)	$(9,630)	$(47,784)	$(21,774)

Net loss per common share: Basic and diluted	$(0.70)	$(0.49)	$(2.18)	$(1.18)

Weighted-average common shares outstanding: Basic and diluted	22,212,266	19,676,016	21,893,656	18,477,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2021	19,714,220	$—	$363,292	$6	$(71,214)	$292,084
Issuance of common stock, net	2,489,837	—	152,033	—	—	152,033
Stock-based compensation expense	—	—	2,350	—	—	2,350
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(15,812)	(15,812)
Balances at March 31, 2021	22,204,057	$—	$517,675	$3	$(87,026)	$430,652
Issuance of common stock, net	975	—	14	—	—	14
Stock-based compensation expense	—	—	4,261	—	—	4,261
Unrealized loss on investments	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(16,363)	(16,363)
Balances at June 30, 2021	22,205,032	$—	$521,950	$(21)	$(103,389)	$418,540
Issuance of common stock, net	32,952	—	1,534	—	—	1,534
Stock-based compensation expense	—	—	3,745	—	—	3,745
Unrealized gain on investments	—	—	—	7	—	7
Net loss	—	—	—	—	(15,589)	(15,589)
Balances at September 30, 2021	22,237,984	$—	$527,229	$(14)	$(118,978)	$408,237

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2020	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	16,254	—	243	—	—	243
Stock-based compensation expense	—	—	539	—	—	539
Unrealized gain on investments	—	—	—	14	—	14
Net loss	—	—	—	—	(5,341)	(5,341)
Balances at March 31, 2020	17,370,564	$—	$242,733	$24	$(44,388)	$198,369
Issuance of common stock, net	2,293,495	—	117,337	—	—	117,337
Stock-based compensation expense	—	—	807	—	—	807
Unrealized gain on investments	—	—	—	16	—	16
Net loss	—	—	—	—	(6,833)	(6,833)
Balances at June 30, 2020	19,664,059	$—	$360,877	$40	$(51,221)	$309,696
Issuance of common stock, net	42,811	—	298	—	—	298
Stock-based compensation expense	—	—	1,356	—	—	1,356
Unrealized loss on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(9,610)	(9,610)
Balances at September 30, 2020	19,706,870	$—	$362,531	$20	$(60,831)	$301,720
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating Activities
Net loss	$(47,764)	$(21,784)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,985	1,361
Stock-based compensation expense	10,174	2,702
Loss on disposals of fixed assets	—	33
Non-cash interest expense	1,492	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	814	489
Prepaid rent	—	(2,400)
Lease liability	(240)	(165)
Accounts payable	(225)	725
Accrued expenses and other current liabilities	6,726	980
Net cash used in operating activities	(27,038)	(18,059)

Investing Activities
Purchases of property and equipment	(27,453)	(7,636)
Purchases of investments	(83,810)	(3,205)
Proceeds from maturities of investments	11,033	5,877
Net cash used in investing activities	(100,230)	(4,964)

Financing Activities
Issuance of common stock, net	153,573	117,878
Repayment of ASTRA build to suit liability	(7,960)	—
Net cash provided by financing activities	145,613	117,878

Net increase in cash and cash equivalents	18,345	94,855

Cash and cash equivalents at beginning of period	268,269	187,514
Cash and cash equivalents at end of period	$286,614	$282,369

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$23,213	$3,173
Unpaid offering costs	$11	$—
Initial recognition of right-of-use assets and modification	$4,396	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations on April 15, 2016. On March 31, 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune Aesthetics, Inc., formerly known as Jeune, Inc. ("Jeune"), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions.
We are a clinical stage biotechnology company leading the field of redosable gene delivery for the treatment of serious rare diseases. Using our patented platform that is based on engineered herpes simplex virus type 1 ("HSV-1"), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home by a healthcare professional. Our goal is to develop easy to use, medicines to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale current good manufacturing practices ("cGMP") manufacturing capabilities.
Liquidity
As of September 30, 2021, the Company had an accumulated deficit of $119.0 million. With the net proceeds raised from its public and private securities offerings, including the public offering of its common stock completed on February 1, 2021, the Company believes that its cash, cash equivalents and short-term investments of approximately $343.1 million as of September 30, 2021 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, which consist of all normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for the interim periods ended September 30, 2021 and 2020, are reflected in the interim condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021.

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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three and nine months ended September 30, 2021 and 2020.

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

Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee and non-employee stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The risk-free interest rates are based on the US Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which service conditions are expected to be satisfied.
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
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock awards. There were 1,900,638 and 853,336 common share equivalents outstanding as of September 30, 2021 and 2020, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands, except shares and per share data)	(Unaudited)		(Unaudited)
Numerator:
Net loss per common share	$(15,589)	$(9,610)	$(47,764)	$(21,784)
Denominator:
Weighted-average basic and diluted common shares	22,212,266	19,676,016	21,893,656	18,477,495
Basic and diluted net loss per common share	$(0.70)	$(0.49)	$(2.18)	$(1.18)

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$286,614	$—	$—	$286,614	$286,614	$—	$—
Subtotal	286,614	—	—	286,614	286,614	—	—
Level 2:
Commercial paper	22,490	2	—	22,492	—	22,492	—
Corporate bonds	37,683	1	(26)	37,658	—	29,465	8,193
U.S. government agency securities	15,567	2	(3)	15,566	—	4,522	11,044
Subtotal	75,740	5	(29)	75,716	—	56,479	19,237
Total	$362,354	$5	$(29)	$362,330	$286,614	$56,479	$19,237

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$268,269	$—	$—	$268,269	$268,269	$—	$—
Subtotal	268,269	—	—	268,269	268,269	—	—
Level 2:
Certificates of deposit	2,986	7	—	2,993	—	2,993	—
Subtotal	2,986	7	—	2,993	—	2,993	—
Total	$271,255	$7	$—	$271,262	$268,269	$2,993	$—
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company's long-term marketable securities mature between one year and two years.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Construction in progress	$70,211	$23,031
Leasehold improvements	5,723	4,631
Furniture and fixtures	891	870
Computer equipment and software	85	82
Laboratory and manufacturing equipment	5,485	4,630
Total property and equipment	82,395	33,244
Accumulated depreciation and amortization	(3,753)	(2,368)
Property and equipment, net	$78,642	$30,876
Depreciation expense was $474 thousand and $1.4 million for the three and nine months ended September 30, 2021 and $399 thousand and $1.1 million three and nine months ended September 30, 2020, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Accrued preclinical and clinical expenses	$3,743	$1,735
Accrued professional fees	1,903	642
Accrued payroll and benefits	1,799	1,486
Accrued taxes	32	40
Accrued construction in progress	22,064	1,049
Accrued financing costs	447	131
Other current liabilities	11	26
Total	$29,999	$5,109

6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease has been amended several times to increase the area leased, which currently consists of approximately 44,000 square feet. As a result of the lease amendments, the lease expiration date was extended to October 31, 2031.
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
On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020, for a purchase price of $9.4 million. The Company held approximately $1.5 million on deposit with Northfield under the existing lease agreement and applied this deposit as a credit against the purchase price at closing. On February 1, 2021, Northfield delivered the space as substantially complete and made the space available for access by the Company, thus triggering lease commencement. As a result, the Company concluded that this transaction did not qualify for sale-leaseback accounting because it did not meet the definition of a sale. As control did not transfer to the Lessor at lease commencement, the transaction continued to be accounted for as construction in progress and a financing obligation. On March 5, 2021, the purchase closed and the Company determined that reclassification of the construction in progress to buildings and leasehold improvements was not appropriate as the interior of the building was not yet ready for its intended use. The building continues to be held under construction in progress as of September 30, 2021. The interior of the building is currently under construction and is expected to be completed and validated in 2022. From construction completion to the closing of the purchase, the Company recognized interest expense to accrete the financial obligation to a balance that equaled the cash consideration that was paid upon the close of purchase. For more information about the expected construction costs associated with ASTRA, see "ASTRA Contractual Obligations" below.
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
As of September 30, 2021, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2021 (remaining three months)	$255
2022	1,094
2023	1,114
2024	1,135
2025	1,162
Thereafter	12,786
Future minimum operating lease payments	$17,546
Less: Interest	9,444
Present value of lease liability	$8,102

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	(unaudited)
	September 30, 2021	December 31, 2020
Operating leases:
Right-of-use assets	$7,342	$3,298
Current portion of lease liability	1,023	638
Lease liability	7,079	3,308
Total lease liability	$8,102	$3,946
Weighted average remaining lease term, in years	14.6	16.4
Weighted average discount rate	9.2%	9.4%

The Company recorded operating lease costs of $339 thousand and $836 thousand for the three and nine months ended September 30, 2021 and $148 thousand and $458 thousand for the three and nine months ended September 30, 2020, respectively, and variable lease costs of $65 thousand and $183 thousand for the three and nine months ended September 30, 2021 and $60 thousand and $88 thousand for the three and nine months ended September 30, 2020, respectively.
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company has entered into various agreements with Contract Manufacturing Organizations (“CMOs”) for the manufacture of sterile excipients that are formulated with in-house produced vectors as part of the final drug product applied in certain of our clinical trials. The Company has also entered into agreements with third-party Contract Research Organizations ("CROs") to provide research and development services to further the Company’s analysis of its product candidates. The agreements entered into with the CMOs and CROs provide the terms and conditions for their respective services, which may include research and development activities, storage, packaging, labelling, and/or testing of our preclinical and clinical-stage products. The Company is obligated to make milestone payments under certain of these agreements. The estimated remaining commitment as of September 30, 2021 under these agreements is approximately $2.6 million. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $744 thousand and $3.3 million for the three and nine months ended September 30, 2021 and $1.3 million and $2.3 million for the three and nine months ended September 30, 2020, respectively.
Commercial Preparedness Activities
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon commercial preparedness and market research activities relating to our lead product candidate, B-VEC. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. The estimated remaining commitment as of September 30, 2021 is $3.9 million. The Company has incurred expenses under these activities of $1.8 million and $4.1 million for the three and nine months ended September 30, 2021 and $582 thousand and $1.1 million for the three and nine months ended September 30, 2020, respectively.
ASTRA Contractual Obligations
The Company has contracted with various third parties to construct our second cGMP facility, ASTRA. Additionally, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of September 30, 2021 is $39.4 million. The Company has included costs incurred to-date associated with ASTRA within construction in progress as of September 30, 2021.
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
Effective September 13, 2021, the Company entered into a guaranteed maximum price amendment (the "Amendment") to the Agreement to set forth the guaranteed maximum price, as well as the date by which Whiting-Turner is to achieve

Substantial Completion (as defined in the Agreement). Under the Amendment, the guaranteed maximum price to be paid by the Company is $78.9 million, subject to certain additions and deductions by change orders as provided by the Agreement, and the date of Substantial Completion of Whiting-Turner's work under the Agreement is March 30, 2022. Whiting-Turner’s work under the Agreement represents a portion of the work necessary to complete construction of the ASTRA facility and, therefore the date of Substantial Completion of Whiting-Turner’s work under the Agreement does not equate to the date of completion of ASTRA. The guaranteed maximum price under the Agreement constitutes only a portion of the total estimated cost of building and equipping ASTRA.
Legal Proceedings
On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen, Inc. ("PeriphaGen"), which also named our Chief Executive Officer and Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, Messrs Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we opposed the motion. On December 1, 2020, the court ruled on Messrs. Wechuck and Krisky's motion to dismiss our third-party complaint. The court determined that our claims for contribution and indemnification based on PeriphaGen's state law claims for unfair competition and misappropriation of trade secrets can proceed. Our breach of contract claim will also go forward in full. Fact discovery is ongoing.
PeriphaGen is seeking monetary damages, injunctive relief, attorneys' fees and costs. While we are unable to provide any assurances as to the ultimate outcome of the case, we believe the allegations in the complaint are without merit, and we intend to vigorously defend against them. We are currently unable to estimate the costs and timing of any litigation, including any potential damages if PeriphaGen were to prevail on its claims.
The Company has received insurance proceeds during fiscal year 2021 relating to legal defense costs and expenses associated with the PeriphaGen litigation. During the three and nine months ended September 30, 2021, the Company has received $954 thousand of insurance proceeds and an additional $619 thousand has been approved for reimbursement, which is expected to be received in November 2021 and has been recorded as a receivable within Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet as management determined that the amount was probable of collection. The reimbursements have been recorded as an offset to our legal fees included in General and Administrative expenses on the Condensed Consolidated Statements of Operations and within Operating Activities on the Condensed Consolidated Statements of Cash Flows.
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
On December 31, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program"), under which Cowen will act as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of our common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million ("Placement Shares"). Related offering expenses payable by the Company were $172 thousand. The issuance and sale of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the nine months ended September 30, 2021, 262,500 shares of common stock were issued pursuant to the ATM Program at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting underwriting discounts and commissions of approximately $524 thousand, resulting in a remaining $132.5 million available for issuance under the ATM Program.

On May 21, 2020, the Company completed a public offering of 2,275,000 shares of its common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million, and other offering expenses payable by the Company of approximately $463 thousand.

8.    Stock-Based Compensation
Stock Options
Stock options granted to employees and non-employees vest ratably over four-year periods and stock options granted to directors of the company vest ratably over one year to four-year periods. Stock options have a life of ten years.
The Company granted 322,500 and 1,122,450 stock options to employees and directors of the Company during the three and nine months ended September 30, 2021, respectively, and 195,850 and 740,250 stock options to employees and directors of the Company during the three and nine months ended September 30, 2020, respectively.
The Company granted 50,000 and zero stock options to non-employees during the three and nine months ended September 30, 2021 and 2020, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2020	853,614	$40.31	9.0	$16,804
Granted	1,172,450	$67.15
Exercised	(49,726)	$38.11
Cancelled or forfeited	(172,000)	$61.28
Expired	(2,500)	$78.89
Outstanding at September 30, 2021	1,801,838	$55.78	9.1	$9,456
Exercisable at September 30, 2021	265,843	$30.02	7.4	$6,087
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2021 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised during the three and nine months ended September 30, 2021 was $348 thousand and $1.2 million, respectively, and during the three and nine months ended September 30, 2020 was $1.7 million and $2.9 million, respectively.
The weighted-average grant-date fair value per share of options granted to employees and directors during the three and nine months ended September 30, 2021 was $35.00 and $43.73, respectively, and during the three and nine months ended September 30, 2020 was $27.44 and $30.58, respectively.
The weighted-average grant-date fair value per share of options granted to non-employees during the three and nine months ended September 30, 2021 was $33.93 and $33.93, respectively, and during the three and nine months ended September 30, 2020 was zero, respectively.
There was $51.9 million of unrecognized stock-based compensation expense related to employees and directors’ option awards that is expected to be recognized over a weighted-average period of 3.3 years as of September 30, 2021.
There was $1.7 million of unrecognized stock-based compensation expense related to non-employees’ option awards that is expected to be recognized over a weighted-average period of 3.9 years as of September 30, 2021.
The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development	$673	$344	$2,273	$714
General and administrative	2,502	1,012	6,742	1,988
Total stock-based compensation	$3,175	$1,356	$9,015	$2,702
We capitalize the portion of stock-based compensation that relates to work performed on the construction of new buildings. There was $79 thousand and $182 thousand of stock-based compensation that was capitalized in the three and nine months ended September 30, 2021, respectively, and zero of stock-based compensation that was capitalized in the three and nine months ended September 30, 2020, respectively.
The Company recorded stock-based compensation expense of $3.2 million and $9.0 million for the three and nine months ended September 30, 2021, respectively, and $1.4 million and $2.7 million for the three and nine months ended September 30, 2020, respectively. The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected stock price volatility	73%	75%	73%	75%
Expected term of the award (years)	6.23	6.20	6.19	6.20
Risk-free interest rate	1.13%	0.34%	1.05%	0.66%
Weighted average exercise price	$53.69	$41.89	$67.15	$46.46
Forfeiture rate	—%	10.85%	—%	10.85%
Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over a four-year period. Restricted stock awards have a life of ten years.
The Company granted zero and 98,800 RSAs to employees of the Company during the three and nine months ended September 30, 2021, respectively, and zero RSAs to employees of the Company during the three and nine months ended September 30, 2020.
The following table summarizes the Company’s RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2020	—	$—
Granted	98,800	$78.89
Vested	—	$—
Forfeited	—	$—
Non-vested RSAs as of September 30, 2021	98,800	$78.89
As of September 30, 2021, 98,800 RSAs were outstanding. The fair value of each restricted stock award was $78.89 reflecting the closing price of our common stock on the grant date. The Company recorded stock-based compensation expense related to RSAs of $491 thousand and $1.2 million for the three and nine months ended September 30, 2021, respectively, and zero for the three and nine months ended September 30, 2020, within general and administrative expenses in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
General and administrative	$491	$—	$1,159	$—
Total stock-based compensation	$491	$—	$1,159	$—
Shares remaining available for grant under the Company’s stock incentive plan were 1,381,481, with a sublimit for incentive stock options of 379,921, at September 30, 2021.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some of such factors include, but are not limited to:
•changes in expectations with respect to the initiation, timing, progress and results of preclinical and clinical trials for B-VEC, KB105, KB104, KB407, KB408, KB301, KB303 and any other product candidates, including the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs and expenses;
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
•changes in our estimates regarding the potential market opportunity for B-VEC, KB105, KB104, KB407, KB408, KB301, KB303 and any other product candidates;
•our ability to raise capital to fund our operations;
•increased costs associated with our research and development programs for our product candidates;
•our general and administrative expenses;
•risks related to our ability to successfully develop and commercialize our product candidates, including B-VEC, KB105, KB104, KB407, KB408, KB301, KB303 and our other product candidates;
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

•risks related to our ongoing litigation;
•our ability to successfully resolve any intellectual property or other claims that have been brought against us to date and may be brought against us in the future;
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
Overview
We are a clinical stage biotechnology company leading the field of redosable gene delivery for the treatment of serious rare diseases. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home by a healthcare professional. Our goal is to develop easy-to-use medicines to dramatically improve the lives of patients living with rare diseases. Our innovative technology platform is supported by in-house, commercial scale cGMP manufacturing capabilities.

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

There can be no assurance that the upcoming milestones will be met on the expected timeline or at all.

Pipeline Highlights and Recent Developments
•    B-VEC is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of dystrophic epidermolysis bullosa ("DEB"), a serious rare skin disease caused by missing or mutated type VII collagen protein ("COL7"). The randomized, double-blind, placebo-controlled GEM-3 pivotal study was designed to evaluate topical B-VEC as compared to placebo in DEB patients. On October 25, 2021, we announced completion of the GEM-3 study, and we expect to announce top line data in 4Q21. Details of the pivotal study can be found at www.clinicaltrails.gov under NCT identifier NCT04491604. During 2Q21, we began enrolling patients into an open label extension ("OLE") study, including patients who participated in the Phase 3 study, as well as new participants who meet all enrollment criteria. Details of the OLE study can be found at www.clinicaltrails.gov under NCT identifier NCT04917874. Nothing included on this website shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q. On September 9, 2021, we announced that the U.S. FDA approved a compassionate use request from a physician for the use of topical (eye drop) B-VEC in the system of a single DEB patient after undergoing surgical removal of the scarred layer of the cornea.
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
•    KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length CFTR transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated cystic fibrosis transmembrane conductance regulator ("CFTR") protein. On September 29, 2021, we announced that the Bellberry Human Research Ethics Committee in Australia granted approval to conduct a Phase 1 clinical study of inhaled KB407 in patients with cystic fibrosis, and trial initiation is anticipated in 4Q21. More detailed data from the Good Laboratory Practice "GLP" toxicology and biodistribution study was presented at the virtual 2021 North American Cystic Fibrosis Conference that took place November 2-5, 2021.
•    KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency. We presented preclinical pharmacology data for KB408 at the European Society of Gene & Cell Therapy Virtual Congress that was held October 19-22, 2021.
•    KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to initiate a Phase 1 clinical study in 2022.
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly owned subsidiary Jeune Aesthetics, Inc. ("Jeune"). A summary description of Jeune’s key product candidate and its status is as follows:
•    KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. A Phase 1 study is currently ongoing. On August 2, 2021, Jeune announced the dosing of the first patient in the second Cohort of the PEARL-1 study. This cohort is a randomized, double-blind, saline controlled evaluation of safety and efficacy of KB301 for the improvement of skin quality. Enrollment of this cohort completed in October 2021, and Jeune expects to announce initial data from Cohort 2 in early 2022. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Nothing included on this website shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q
Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Business Highlights and Recent Developments
•On September 15, 2021, we announced the appointment of Laurent Goux as the General Manager of Europe.
•On October 12, 2021, we announced a collaboration with GeneDx, Inc., a wholly-owned subsidiary of BioReference Laboratories, Inc., an OPKO Health company, to offer no-charge genetic testing for all types of Epidermolysis Bullosa (EB). The goal of the program, called Krystal Decode DEBTM, is to help patients with the dystrophic form of this genetic condition, also known as DEB, get a definitive diagnosis sooner, with highly accurate results obtained with a blood or cheek swab sample.

COVID-19 Update

The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantines. In an effort to slow the spread of the virus, The Commonwealth of Pennsylvania where the Company’s primary offices, laboratory and manufacturing spaces are located, enacted stay-at-home orders, and sweeping restrictions to travel were initiated by corporations and governments. Although these restrictions have been lifted, it is not known at this time whether they will be reestablished or the extent to which the Company will be impacted. The degree of the pandemic’s effect on the Company’s clinical, operational and financial performance will depend on future developments, including additional protective measures that may be implemented by governmental authorities or the Company to protect its employees, or by investigators, caregivers or patients to minimize exposure, all of which are uncertain and difficult to predict. While to date the impact of the pandemic on our business and clinical trials has been minimal and the increased vaccination rates in the U.S. are encouraging, we will continue to assess the potential impact of the coronavirus disease ("COVID-19") pandemic on our business and operations, including our supply chain and preclinical and clinical trial activities. For additional information regarding the impact of the coronavirus pandemic, please see "Risk Factor - Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development efforts of our product candidates and adversely impact our business."
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three and nine months ended September 30, 2021 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
(In thousands)	(unaudited)
Expenses
Research and development	$6,080	$5,100	$980
General and administrative	9,572	4,580	4,992
Total operating expenses	15,652	9,680	5,972
Loss from operations	(15,652)	(9,680)	(5,972)
Other Income
Interest and other income, net	63	70	(7)
Net loss	$(15,589)	$(9,610)	$(5,979)
Research and Development Expenses
Research and development expenses increased $980 thousand in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Higher research and development expenses were due to an increase in preclinical, clinical and pre-commercial manufacturing activities of $538 thousand, payroll related expenses of $363 thousand, which were primarily driven by an increase in headcount to support overall growth, and includes a $327 thousand increase in stock-based compensation, software related costs of $167 thousand, and other research and development expenses of $191 thousand, primarily due to depreciation and rent. These increases were offset by decrease in outsourced research and development activities of approximately $279 thousand.
General and Administrative Expenses
General and administrative expenses increased $5.0 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $3.1 million, which was primarily driven by an increase in headcount to support overall growth, and includes a $2.0 million increase in stock-based compensation, commercial preparedness expenses of approximately $1.2 million, medical affairs costs of $101 thousand, software related costs of $453 thousand, and other administrative expenses of $422 thousand, primarily due to rent and insurance costs. These increases were offset by a decrease in legal and professional fees of approximately $316 thousand, which includes $1.6 million of insurance proceeds.
Other Income
Interest and other income for the three months ended September 30, 2021 and 2020 was $63 thousand and $70 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments.

Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
(In thousands)	(unaudited)
Expenses
Research and development	$18,875	$12,264	$6,611
General and administrative	27,524	10,315	17,209
Total operating expenses	46,399	22,579	23,820
Loss from operations	(46,399)	(22,579)	(23,820)
Other Income (Expense)
Interest and other income, net	127	795	(668)
Interest expense	(1,492)	—	(1,492)
Net loss	$(47,764)	$(21,784)	$(25,980)
Research and Development Expenses
Research and development expenses increased $6.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Higher research and development expenses were due to an increase in outsourced research and development activities of approximately $2.0 million, preclinical, clinical and pre-commercial manufacturing activities of $1.8 million, payroll related expenses of $1.9 million, which was primarily driven by an increase in headcount to support overall growth, and includes a $1.6 million increase in stock-based compensation, travel related expenses associated with our clinical trial sites of $199 thousand, software related costs of $212 thousand, and other research and development expenses of $611 thousand, primarily due to depreciation and rent.
General and Administrative Expenses
General and administrative expenses increased $17.2 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $9.0 million, which was primarily driven by an increase in headcount to support overall growth, and includes a $5.9 million increase in stock-based compensation, commercial preparedness expenses of approximately $2.2 million, medical affairs costs $437 thousand, software related costs of $715 thousand, legal and professional fees of approximately $3.6 million which includes $1.6 million of insurance proceeds, insurance costs of $408 thousand, and other administrative expenses of $768 thousand, primarily due to rent.
Other Income (Expense)
Interest and other income for the nine months ended September 30, 2021 and 2020 was $127 thousand and $795 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments.
Interest expense for the nine months ended September 30, 2021 and 2020 was $1.5 million and zero, respectively, and related to accretion of the financial obligation for the build to suit lease liability during the nine months ended September 30, 2021 to a balance that equaled the purchase consideration for ASTRA.

Liquidity and Capital Resources
Overview
At September 30, 2021, our cash, cash equivalents and short-term investments balance was approximately $343.1 million. Since operations began, we have incurred operating losses. Our net losses were $15.6 million and $9.6 million for the three months ended September 30, 2021 and 2020 and $47.8 million and $21.8 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, we had an accumulated deficit of $119.0 million. With the net proceeds raised from its public and private securities offerings, including the public offering completed on February 1, 2021 and the ATM Program, the Company believes that its cash, cash equivalents and short-term investments as of September 30, 2021 will be sufficient to allow the Company to fund its operations for at least 12 months from the filing date of this Form 10-Q.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(27,038)	$(18,059)
Net cash used in investing activities	(100,230)	(4,964)
Net cash provided by financing activities	145,613	117,878
Net increase in cash	$18,345	$94,855
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $27.0 million and consisted primarily of a net loss of $47.8 million adjusted for non-cash items primarily of depreciation and amortization and stock-based compensation expense of $12.2 million and build to suit interest expense of $1.5 million, as well as increases in net operating liabilities of approximately $7.1 million.
Net cash used in operating activities for the nine months ended September 30, 2020 was $18.1 million and consisted primarily of a net loss of $21.8 million adjusted for non-cash items of depreciation and amortization and stock-based compensation expense of approximately $4.1 million, and decreases in net operating liabilities of approximately $371 thousand.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $100.2 million and consisted primarily of expenditures of $27.5 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, $83.8 million on the purchase of short-term and long-term investments, partially offset by proceeds of $11.0 million received from the maturities of short-term investments.
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
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $145.6 million and consisted primarily of proceeds of $153.6 million received from our public offering, ATM Program and exercises of stock options, partially offset by expenditures of $8.0 million used for the purchase of the ASTRA building.
On February 1, 2021 the Company completed a public offering of 2,211,538 shares of its common stock at $65.00 per share. Net proceeds to the Company from the offering were $134.9 million after deducting underwriting discounts and commissions of approximately $8.6 million and other offering expenses of approximately $198 thousand.
During the nine months ended September 30, 2021, pursuant to the ATM Program the Company issued 262,500 shares of common stock at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting underwriting discounts and commissions of approximately $524 thousand. The Company also incurred $172 thousand of other offering expenses related to the ATM Program.
For the nine months ended September 30, 2021, the Company received proceeds of $1.9 million from the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $117.9 million and was primarily from proceeds from our public offering in May 2020 of 2,275,000 shares of our common stock to the public at $55.00 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting discounts and commissions of approximately $7.5 million and other offering expenses of approximately $463 thousand.

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
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Beginning with our fiscal year ending December 31, 2022, we will cease to be an emerging growth company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of $343.1 million at September 30, 2021, which consist primarily of money market, bank deposits, commercial paper, corporate bonds, and government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short and long-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Changes in Internal Control over Financial Reporting
We are in the process of implementing new enterprise resource planning software, Microsoft Dynamics D365 (“Dynamics”), as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years. During the second quarter of 2021, we completed the implementation of the financial reporting and consolidation modules. During the third quarter of 2021, we completed the implementation of the procurement modules. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. We expect Dynamics to strengthen our internal financial controls by automating a number of accounting and reporting processes and activities, thereby decreasing the number of manual processes previously required. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.
Other than as discussed above, no change in our internal control over financial reporting occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Since inception, we have incurred recurring losses and negative cash flows from operations and, at September 30, 2021, we had an accumulated deficit of $119.0 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our products candidates. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates as well as to building out our infrastructure. We expect that it could be at least a year, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
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
•the continued development and the filing of investigational new drug ("IND") applications for KB104, KB407, KB408 and other product candidates;
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
•limitations on travel that could interrupt key preclinical and clinical trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions, quarantines, or vaccine mandates that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
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
These and other factors arising from COVID-19 could adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results.
In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Further, conditions in the bank lending, capital and other financial markets may deteriorate as a result of the pandemic such that our access to capital and other sources of funding may be constrained.
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
On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, B-VEC, for the treatment of DEB. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation for B-VEC. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in clinical development for treatment of patients with TGM1-deficient autosonmal recessive congenital ichthyosis ARCI, and on October 10, 2019, the European Commission granted the Orphan Medicinal Product Designation for KB105. On August 17, 2020, the FDA granted orphan drug designation to our most recent product candidate, KB407, currently in preclinical development, for the treatment of cystic fibrosis. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.
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
Even though we have obtained orphan drug exclusivity for B-VEC, KB105 and KB407, that exclusivity may not effectively protect the product candidates from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
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
•the cost of our product candidates relative to alternative treatments, if available;
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
Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional potential legislative and administrative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.
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

Increasing demand for compassionate use or expanded access of our unapproved therapies could negatively affect our reputation and harm our business.

We are developing our product candidates for illnesses for which there are currently limited to no available therapeutic options. At least one other company has been the target of disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide our product candidates under an expanded access corporate policy, our reputation may be negatively affected and our business may be harmed. Recent media attention to individual patients’ expanded access requests has resulted in the introduction of legislation at the local and national level referred to as “Right to Try” laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.

A possible consequence of both activism and legislation in this area is the need for us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated. We are a small company with limited resources and unanticipated trials or access programs could result in diversion of resources from our primary goals.

In addition, some patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high which could have a negative impact on the safety profile of our product candidates if we were to provide them to these patients in accordance with our expanded access corporate policy, which could cause significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. If we were to provide patients with our product candidates under our expanded access corporate policy, we may in the future need to restructure or pause ongoing compassionate use and/or expanded access programs in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs
Risks Related to Our Business Operations
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Often, to avoid the threat of treble damages and penalties under the False Claims Act, health care providers will resolve allegations in a settlement without admitting liability. Any such settlement could materially affect our business, financial operations, and reputation.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the U.S. presidential election and the impact of health and safety concerns, such as the current coronavirus outbreak. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we try to observe the terms of agreements under which we obtain access to third party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of the Form 10Q on May 1, 2020, a complaint was filed against us by PeriphaGen Inc., which also named our Chief Executive Officer and our Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts we used to develop our vector platform and product candidates. If we fail in defending any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our technologies, which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
As of September 30, 2021, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 17% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 8, 2021	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)