Form 10-K
period 2021-12-31
Krystal Biotech, Inc.
filed 2022-02-28
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38210
_______________________________________________________________________________
Krystal Biotech, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________________

Delaware	82-1080209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 Wharton Street
Suite 701
Pittsburgh
Pennsylvania	15203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 586-5830
_______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KRYS	NASDAQ Capital Market
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2021 as reported by The Nasdaq Stock Market, was $1.2 billion. This calculation excludes 5,327,648 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.
The number of shares of Registrant’s common stock outstanding as of February 18, 2022 was 25,208,085.
Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

The registrant met the “large accelerated filer” requirements as of the end of its 2021 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2021) is not required to satisfy the larger reporting company disclosure requirements until its first quarterly report on Form 10-Q for the 2022 fiscal year and thus is eligible to check the “Smaller Reporting Company” box on the cover of this Form 10-K.”

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
Forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements about the following, among other things:
•the initiation, timing, progress and results of preclinical and clinical trials for VyjuvekTM (beremagene geperpavec also known as "B-VEC" and previously “KB103”), KB105, KB301, KB104, KB407, KB408 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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
•our estimates regarding the potential market opportunity for Vyjuvek, KB105, KB301, KB104, KB407, KB408 and any other product candidates;
•our research and development programs for our product candidates;
•our plans and ability to successfully develop and commercialize our product candidates;
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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report.  You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.
Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Throughout this Annual Report, unless the context requires otherwise, all references to "Krystal," "the Company,", "we," "our," "us" or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries.

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
•We may need to raise additional funding in order to receive approval for our product candidates. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•Business interruptions resulting from the COVID-19 pandemic or similar public health crises could cause a disruption of the development efforts of our product candidates and adversely impact our business.
•We are a development-stage company. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval and ultimately commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
•Our lead candidate, Vyjuvek, has not been submitted to or reviewed by regulatory agencies, and we cannot predict when, or if, we will obtain regulatory approval to commercialize Vyjuvek and the approval may be for a narrower indication than we seek.
•Vyjuvek may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
•We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•We have a limited number of employees and limited corporate infrastructure and may experience difficulties in managing growth.
•Even if we obtain regulatory approval for a product candidate, our product candidates will remain subject to regulatory oversight. We will continue to incur costs related to regulatory compliance and are subject to risks related to non-compliance with or changes to applicable laws and regulations, which could cause our product candidates to lose approval.

•If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
•We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our lead product candidate, Vyjuvek or any future product candidate.
•Delays in obtaining regulatory approvals of the process and facilities needed to manufacture our product candidates or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.
•Although we have established our own manufacturing facility for our product candidates, we may need to continue to utilize third parties for the manufacturing of sterile gel that is mixed with our in-house produced vectors for the near future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.
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
•If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our product candidates, and/or our vector platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
•We are subject to claims asserting that we, our employees or our advisors have wrongfully used or disclosed alleged trade secrets of other parties or claims asserting ownership of what we regard as our own intellectual property and we may face other such claims in the future.
•Our Chief Executive Officer and Chairman of the Board of Directors and our founder, Chief Operating Officer and director will have the ability to substantially influence all matters submitted to stockholders for approval.

Item 1. Business.
Overview
Krystal Biotech, Inc. (the “Company,” “Krystal,” “we,” or “us,” or other similar pronouns) is a clinical-stage biotechnology company focused on the development of easy to use, redosable gene therapies to dramatically improve the lives of patients living with debilitating diseases. We have developed a proprietary gene delivery platform that presently enables off-the-shelf treatments for serious dermatology and respiratory diseases. Our platform consists of a patented, engineered viral vector derived from the herpes simplex virus type 1 (“HSV-1”) that we have optimized for local and repeat gene transfer to epithelial cells. We are initially using our platform to develop treatments for rare or orphan monogenic diseases caused by the absence of or a mutation in a single gene and novel therapies to treat more prevalent conditions. Further, we have incorporated a wholly owned subsidiary, Jeune Aesthetics, Inc., under which we are developing treatments for use in the setting of aesthetic skin conditions.
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
•Payload Capacity: HSV-1 is a large virus, approximately 150 kilobases, or Kb, of DNA in size. We have made strategic deletions within this genome to remove critical “immediate early”, or IE, genes. These IE genes are required for expression of most of the downstream genes that allow the HSV-1 virus to replicate and destroy host cells. Deletion of these IE genes inhibits expression of most of the viral proteins, making the resulting viral vector replication-deficient and non-toxic. These deletions also enable the vector to easily accommodate a payload of 35Kb or greater without any significant impact on yield or titer. In our lead product candidate, Vyjuvek, we have successfully inserted two functional copies of the complete ~9Kb human COL7A1 gene. In contrast, packaging capacity for most other vectors being used is at or under ~10Kb, which limits their ability to deliver large transgenes. In addition, we believe the high payload capacity of our viral vector will allow us to insert multiple and/or combinations of genes or effectors that could enable the treatment of non-monogenic conditions.
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
•Reproducible and Scalable Manufacturing: Successful production of viral vectors involves two steps: (i) the ‘upstream’ process, which yields a bulk virus harvest; and (ii) the ‘downstream’ process, which involves purification and concentration of the clinical product. Successful and reproducible execution of both processes is critical for clinical manufacturing and scale-up. Our scientific team collectively has decades of experience and expertise in HSV engineering and purification that has allowed us to successfully optimize our HSV-1 vector production process and develop in-house Chemistry, Manufacturing and Control ("CMC") capabilities.
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

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

Krystal Biotech Pipeline

	Product	Protein	Indication	Discovery	Preclinical	Phase 1/2	Phase 3	Key Upcoming Milestone	Ownership
Dermatology	VYJUVEK[†¤•Δ‡§]	Type VII collagen	Dystrophic EB					File BLA in 1H22; MAA in 2H22	Krystal
Dermatology	KB105[†¤•‡]	Transglutaminase 1 (TGM1)	TGM1-deficient ARCI					Resume dosing in Phase 2 study in 2022	Krystal
Dermatology	KB104[¤]	Serine Peptidase Inhibitor Kazal Type 5 (SPINK5)	Netherton Syndrome					File IND in 2022	Krystal
Dermatology	KB1XX	Undisclosed programs							Krystal
Dermatology	KB5XX	Vector encoded antibodies	Chronic skin conditions						Krystal
Respiratory	KB407[†¤‡]	Cystic fibrosis transmembrane conductance regulator (CFTR)	Cystic fibrosis					Initiate Phase 1 Australian study in 1H22; Initiate Phase 1 US study in 2H22	Krystal
Respiratory	KB408	Alpha-1 antitrypsin (AAT)	alpha-1 antitrypsin deficiency						Krystal
Respiratory	KB4XX	Undisclosed programs							Krystal

All pipeline compounds are investigational, being evaluated in clinical or pre-clinical studies.

†: FDA Orphan Drug Designation;
¤: FDA Rare Pediatric Disease Designation;
•: Fast-track Designation;
Δ: FDA RMAT designation;
‡: EMA Orphan Drug Designation;
§: EMA PRIME Designation.

Rare disease

More prevalent conditions

Jeune Aesthetics Pipeline

	Product	Protein	Indication	Discovery	Preclinical	Phase 1/2	Phase 3	Key Upcoming Milestone	Ownership
Aesthetics	KB301	Type III collagen	Aesthetic skin conditions					Announce Ph1 Cohort 2 data in 1Q22	JEUNE
Aesthetics	KB302	Type I collagen	Aesthetic skin conditions						JEUNE
Aesthetics	KB303	Elastin	Aesthetic skin conditions						JEUNE
Aesthetics	KB304	Type III collagen & Elastin	Aesthetic skin conditions						JEUNE
Aesthetics	KB305	Type IV collagen	Aesthetic skin conditions						JEUNE

Rare Skin Programs
Investigational Vyjuvek (beremagene geperpavec) for dystrophic epidermolysis bullosa (“Dystrophic EB”)
Disease Background
Dystrophic epidermolysis bullosa, or dystrophic EB, is a rare and severe monogenic skin disease. Dystrophic EB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the formation of the protein type VII collagen ("COL7") that forms anchoring fibrils that bind the dermis (inner layer of the skin) to the epidermis (outer layer of the skin). In dystrophic EB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils, leading to extremely fragile skin that blisters and tears from minor friction or trauma. Those who are born with dystrophic EB are sometimes called “butterfly children,” because their skin is likened to be as fragile as the wings of a butterfly. Dystrophic EB patients may suffer from open wounds, skin infections, fusion of fingers and toes and gastrointestinal tract problems throughout their lifetime, and may eventually develop squamous cell carcinoma, a potentially fatal condition. We believe that there are, at present, approximately 3,000 diagnosed dystrophic EB patients in the United States and approximately 9,000 worldwide. The current standard of care for dystrophic EB patients is limited to palliative measures that seek to provide relief from some of the symptoms of dystrophic EB but do not meaningfully impact disease outcomes. While not disease-modifying, current treatment is estimated to cost between $200,000 and $400,000 annually per patient in the United States.
Vyjuvek
Vyjuvek is a redosable, off-the-shelf gene therapy designed to deliver two copies of the COL7A1 gene when applied topically, directly onto an open wound. Unlike the current standard of care, Vyjuvek seeks to treat dystrophic EB at the molecular level by providing the patient’s skin cells the template to make normal COL7 protein, thereby addressing the fundamental disease-causing mechanism. Vyjuvek was specifically designed to be easily administered by a healthcare professional in a doctor’s office or potentially at the patient’s home. The FDA and the EMA have each granted Vyjuvek orphan drug designation for the treatment of dystrophic EB, and the FDA has granted Vyjuvek fast track designation and rare pediatric designation for the treatment of dystrophic EB. In addition, in 2019, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) to Vyjuvek for the treatment of dystrophic EB and the EMA granted PRIority MEdicines ("PRIME"), eligibility for Vyjuvek to treat dystrophic EB.
We believe our approach to treating dystrophic EB is positively differentiated relative to other known efforts to develop corrective treatments that employ autologous approaches. Autologous treatments use a patient’s own tissues and cells to manufacture an individualized therapy. Such therapies tend to be expensive, invasive and time consuming to use, and require extensive patient travel, extended hospital stays, highly sophisticated medical teams and procedures.
Clinical Development of Vyjuvek
We initiated Phase 1 testing of Vyjuvek in May 2018 at Stanford University, and we announced positive interim results from this clinical study on two patients in October 2018. The Phase 2 portion of the trial commenced in December 2018 at Stanford University, and we announced positive interim results from this clinical study on June 24, 2019. Complete Phase 1/2 was initially presented at the Society of Investigational Dermatology ("SID") meeting in May 2020.
We initiated Phase 3 testing of Vyjuvek in July of 2020. The pivotal GEM-3 trial of Vyjuvek for the treatment of dystrophic EB was a randomized, double-blind, intra-patient placebo-controlled multicenter study designed to evaluate the efficacy and safety of Vyjuvek for patients suffering from both recessive and dominant forms of dystrophic EB. The trial enrolled 31 participants with dystrophic EB, aged 6 months or older at time of consent. In each patient, a primary wound pair was identified by the investigator; one wound was randomized to receive a weekly topical application of Vyjuvek and the other to receive placebo. These primary wounds were treated once weekly for six months until wound closure. If a wound re-opened at any point during the study, weekly dosage resumed until closure. The dose administered to each wound was dependent on the size of the wound and ranged from 4x10^8 to 1.2x10^9 PFU per wound. A maximum vector dose per patient per week was defined on the basis of preclinical and clinical safety data. In the event that the maximum dose per patient had not been reached based on dosing of the primary wounds, the study investigators and patients had the opportunity to select additional “secondary” wounds across which the remaining weekly dose was applied.
The primary outcome measure was complete wound healing determined by the Investigator in the primary Vyjuvek treated wounds versus placebo treated at the six-month timepoints, meaning week 22 and Week 24 or Week 24 and Week 26.

Secondary endpoints included investigator assessed complete wound healing at the three-month timepoints, meaning weeks 8 and 10 or 10 and 12 and mean change in pain severity using either a VAS or FLACC-R Scale at weeks 22, 24 and 26.
In November 2021 we announced positive topline results from the GEM-3 trial:
•31 patients (31 primary matched-wound pairs) were enrolled and evaluable for safety and efficacy per the primary intent-to-treat ("ITT") analysis
•67% of wounds treated with Vyjuvek achieved the primary endpoint of investigator assessed complete wound healing at the six-month timepoints as compared to 22% of wounds treated with placebo (absolute difference (95% CI): 45.8% (23.6%-68.0%); p<0.005
•71% of wounds treated with Vyjuvek achieved the secondary endpoint of investigator assessed complete wound healing at the three-month timepoints as compared to 20% of wounds treated with placebo (absolute difference (95% CI): 51.0% (29.3%-72.6%); p<0.005)
•In an ad-hoc analysis, the trial also demonstrated a statistical difference between the active and placebo groups for wounds that demonstrated complete wound healing at both the three- and six-month timepoints (p<0.005)
•Vyjuvek was well tolerated. No drug-related serious adverse events or discontinuations due to treatment were reported. One mild drug-related adverse event was reported during the trial
•The immunogenicity profile of Vyjuvek (as measured by anti-HSV-1 and anti-COL7 antibodies) was consistent with the prior GEM-1/2 study where we observed no meaningful change in anti-HSV-1 or anti-COL7 antibodies

We expect to file a Biologics License Application ("BLA") with the FDA in the first half of 2022. We are aligned with the EMA that data from GEM-3 is sufficient to form the basis of a Marketing Authorisation Application ("MAA"), which we expect to submit to the EMA in the second half of 2022.
KB105 for TGM1-deficient autosomal recessive congenital ichthyosis (“ARCI”)
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
KB105
KB105 is a redosable, off the-shelf gene therapy designed to deliver two copies of the TGM1 gene when applied topically, directly to a patient’s exfoliated skin. The goal of direct supplementation of TGM1 protein at the site of administration is local correction and phenotypic improvement. Like Vyjuvek, KB105 was designed to be easily administered by a healthcare professional in the doctor’s office or, potentially, at the patient’s home.
The FDA and the EMA have each granted KB105 orphan drug designation for the treatment of TGM1-ARCI, and the FDA has granted KB105 fast track designation and rare pediatric designation for the treatment of TGM1-ARCI.
Clinical Development of KB105

In September 2019 we initiated a Phase 1/2 trial in TGM1-ARCI patients. In May 2020, initial clinical data from the Phase 1 portion of the study which enrolled adult patients were presented at the SID meeting. In August 2020, we initiated the second phase of our Phase 2 portion of the clinical trial of KB105 to treat ARCI. We enrolled one patient in whom four rectangular 100cm2 (4-inch x 4-inch) areas of skin were selected as Target Areas. Each treatment area was assigned to receive repeat doses of 4.0x109 PFU (n=2 treatment areas) or 1.0x1010 PFU (n=2 treatment areas). Each area was dosed on Day 1 and 3, after which dosing continued either every 3 days (n=2 treatment areas) or every 6 days (n=2 treatment areas) up to day 30. Treatment areas were clinically evaluated at pre- and post-KB105 application timepoints, using a 5-point IGA scale (0 = clear; 1 = almost clear; 2 = mild; 3 = moderate; 4 = very severe). In July 2021, we announced initial Phase 2 data.
Repeated topical doses of KB105 were well tolerated, and no drug-related adverse effects were reported. No vector shedding or systemic viral exposure was detected at any time point. Improvement on the IGA scale was observed in each treatment area, with the maximum effect observed in TA3 and TA4 that received the highest dose; at day 27, the investigator assigned an IGA score of 2, which was improved as compared to baseline score of 4 in each area. Variable 1-point improvements were observed at other time points and in the treatment areas that received the lowest dose. As in the Phase 1 portion of the trial, TGM1 turnover was observed to be variable but relatively rapid, and the observed IGA improvements were not sustained through day 60.
We plan to resume enrollment in the Phase 2 portion of this trial in 2022.
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
In infants, severe Netherton Syndrome can be associated with failure to thrive, hypernatremic dehydration secondary to excess fluid loss, delayed growth, short stature, and recurrent infections. Clinically, Netherton Syndrome is characterized by congenital ichthyosiform erythroderma, hair shaft defects, recurrent infections, and a defective skin barrier. A predisposition to allergies, asthma, and eczema is also characteristic of Netherton Syndrome. Ultimately, those afflicted by Netherton Syndrome often experience chronic skin inflammation, severe dehydration, and stunted growth.
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
The FDA has granted KB104 rare pediatric designation for the treatment of Netherton Syndrome.
We plan to file an IND with the FDA and initiate a clinical trial of KB104 in Netherton Syndrome in 2022.
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
According to the U.S. Cystic Fibrosis Foundation (“CFF”), the median age at death for patients with CF in the United States was 30.8 years in 2018. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations and there is a significant unmet medical need for the approximately 10% of patients with CF who have genetic mutations non-amenable to currently approved CFTR small molecule “modulators”. According to the CFF, approximately 30,000 patients in the United States and more than 70,000 patients worldwide are living with CF, and approximately 850 new cases of CF were diagnosed in 2018.
KB407
KB407 is a redosable off the-shelf gene therapy designed to deliver two copies of the CFTR gene directly to the airway epithelia via inhaled (nebulized) administration. By inducing expression of full length, normal CFTR protein in the lung, treatment with KB407 has potential to restore ion and water flow into and out of lung cells to correct the lung manifestations of the disease in patients regardless of their underlying genetic mutation. Preclinical efforts to date have shown that KB407 successfully transduces patient-derived epithelial cells and delivers functional CFTR in vitro in 2D and 3D organotypic systems, and is amendable to non-invasive inhaled administration in vivo, as indicated by successful delivery to the lungs through the use of a clinically relevant nebulizer in small animal models. Successful delivery and distribution throughout the lung also was observed in a nonhuman primate.
The FDA and the EMA have each granted KB407 orphan drug designation for the treatment of cystic fibrosis, and the FDA has granted KB407 rare pediatric designation for the treatment of cystic fibrosis.
Clinical Development of KB407
In September 2021, we announced that we were granted approval by the Bellberry Human Research Ethics Committee ("HREC") in Australia to conduct a Phase 1 clinical study of inhaled KB407 in patients with CF. We previously received license to evaluate KB407 from Australia's Office of the Gene Technology Regulator ("OGTR"). We plan to initiate the Phase 1 clinical trial in Australia in the first half of 2022. We plan to file an IND with the FDA and initiate a Phase 1 clinical trial in the U.S. in the second half of 2022.
KB408 for Alpha-1 antitrypsin deficiency (“AATD”)
Disease Background
AATD is a genetic condition caused by mutations that lead to decreased levels and/or decreased functionality of the alpha-1- antitrypsin ("AAT") protein. AATD lung disease is a consequence of diminished or absent functional protein in the lungs due to impaired transport into, and low concentrations in, patient plasma. Low AAT serum levels can result in life threatening, progressive pulmonary impairment and severe respiratory insufficiency, manifesting as chronic obstructive pulmonary disease ("COPD") and panacinar emphysema. The lung degeneration observed in AATD patients derives from an unopposed, and therefore enhanced, neutrophil elastase ("NE") activity, leading to an excessive degradation of elastin, collagen, and fibronectin. The absence of proper NE inactivation by functional AAT ultimately results in lung tissue destruction, airway obstruction, and an increased inflammation state that compromises the integrity of the organ and contributes to an inadequate response to insults, including inefficient pulmonary bacterial clearance.
There are an estimated 90,000 to 100,000 people in the U.S. with severe AAT deficiency. Currently, many AATD patients undergo “augmentation therapy” consisting of weekly intravenous ("IV") infusions of either plasma-purified AAT or recombinant AAT. This therapy requires burdensome weekly IV infusions and often includes the risk of exposure to bloodborne pathogens connected with the use of blood-derived products.
KB408
KB408 is an inhaled (nebulized) formulation of our propeieatry vector, designed to deliver two copies of the SERPINA1 gene that encodes functional, full-length human protein, for the treatment of AATD. Preclinical studies to date have shown that KB408 successfully transduces patient-derived lung epithelial cells in vitro, leading to production and secretion of full-length human AAT protein capable of irreversibly binding its cognate target NE. In small animal models, analysis of lung tissue biopsies, serum, and bronchoalveolar lavage fluid harvested 24 and 48 hours after inhalation of KB408 shows secretion of full-length AAT protein, with no evidence of significant or systemic toxicity.
Other Programs
While our focus is on the development of gene therapies to treat serious rare diseases, we are also evaluating the potential of our platform to address more prevalent and/or non-genetic conditions. To that end, on April 24, 2019, we incorporated Jeune, Inc. (now Jeune Aesthetics, Inc.), a wholly-owned subsidiary, for the purposes of undertaking preclinical and clinical studies for aesthetic skin conditions.
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
KB301
KB301 leverages our clinical experience in delivering genes of interest to the skin, and is designed to stimulate biorejuvenation of the skin via delivery of the gene that encodes for type III collagen ("COL3") when administered via intradermal injection. We believe that our approach of directed expression of full-length human type III collagen via intradermal application of KB301 provides a unique and straightforward approach to restoring collagen homeostasis, and by extension, reconstructing an optimal physiologic environment in the skin to treat wrinkles or other presentations of aged or damaged skin.
Clinical development of KB301
We initiated a Phase 1 clinical trial, the PEARL-1 trial, for the treatment of aesthetic skin conditions on August 25, 2020. The first Cohort enrolled 7 subjects and evaluated the safety and tolerability of intradermal injections of KB301 in healthy buttock tissue, as compared to uninjected or saline injected control sites. Data from this cohort was announced in March 2021.
In August 2021, we announced the initiation of dosing in the efficacy cohort of the PEARL-1 trial. Cohort 2 is a randomized, double-blind, saline-controlled trial to evaluate the safety and efficacy of KB301 for the improvement of skin quality attributes such as fine lines, texture, and skin thickness. This cohort enrolled 27 subjects across two trial sites. Bilateral treatment areas on the neck behind the ear, on the cheek below and above the zygomatic arch, and around the knee were chosen on Day 0 and randomized 2:1 to receive low dose KB301, high dose KB301, or saline. KB301 or saline was injected in multiple micro depot injections over the selected treatment area. We anticipate announcing top line data from the efficacy cohort in 1Q 2022.
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
Manufacturing
In-House Current Good Manufacturing Practice (“cGMP”) Facilities
We have built in-house cGMP facilities to enable better quality control, shorten lead times, lower costs and strengthen command over our intellectual property. Our first facility, ANCORIS, a commercial scale cGMP-compliant manufacturing facility, is producing the long-term extension study material for Vyjuvek at commercial scale and we expect to produce initial commercial launch material of Vyjuvek at the facility.
Our second commercial scale cGMP facility, ASTRA, is expected to be completed and validated in 2022. It is a state-of-the-art cGMP manufacturing facility that, in addition to adding significant capacity to support the growing pipeline, will also allow the in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, thereby fully integrating all components of the supply chain from starting materials to patient experience. We announced the ground breaking of ASTRA on January 24, 2020.
Our proprietary manufacturing process which was initially developed for Vyjuvek and is now being used across our platform, was developed and optimized internally and involves both an upstream production process and downstream purification process. Recombinant viral vectors are rendered incapable of, or attenuated for, replacing in human cells by removal of specific viral machinery, including packaging proteins. However, to produce the recombinant virus, these viral proteins have to be re-introduced into the virus production process so that the viral vector can be packaged. In most other viral vector production systems, the missing viral proteins are supplied in one or more individual helper plasmids, along with the base viral vector plasmid. All the plasmids are then co-transfected into a production cell line in the presence of a transfection agent to facilitate viral vector production and packaging. The difficulty of this approach is that it requires c-scale manufacturing and qualification of each of the packaging plasmids and optimization of the transfection method. Even with optimized reagents and methods, significant batch-to-batch variability is seen in viral vector yield and titer that, we believe, drives up the cost of viral vector manufacturing and scale-up and increases the risk of failure during manufacturing.
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
We have made significant investments in developing the most comprehensive and optimized manufacturing process for our vector product candidates including:
•A proprietary vector manufacturing technique and a series of high-efficiency purification processes that produce     highly purified therapeutic vectors and can be adapted for each product candidate; and
•A critical list of cGMP assays to accurately characterize our process and the HSV-1 vectors we produce.
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
Epidermolysis Bullosa
A number of companies are developing drug candidates for EB. There is no approved treatment for dystrophic EB at this time. We believe our competitors fall into two broad categories:
•Corrective approaches: We are aware of two companies, Abeona and Castle Creek Pharmaceuticals, which are developing autologous or grafting gene therapy approaches to treating dystrophic EB. We are also aware of a recombinant-protein based approach being developed by Phoenix Tissue Repair.
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
Cystic Fibrosis
We are aware of several preclinical or early clinical stage nucleic-acid-based programs for the treatment of CF including TranslateBio, ReCode Therapeutics, Spirovant, and 4D Molecular Therapeutics.
Intellectual Property
Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, platform technology, and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We have a portfolio of patents, patent applications and other intellectual property owned entirely by the Company - that protect our core platform technology and products based thereupon, and affords us freedom to use this platform for the development of novel therapeutics for multiple applications. We continue to advance our IP portfolio actively through the filing of new patent applications, divisionals, and continuations relating to our technologies as we deem appropriate.
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
			12/28/2036	Krystal
U.S. 11,185,564	United States
Composition of Matter & Methods of Use
Composition of Matter & Methods of Use
 – Engineered HSV-1 vectors for skin-targeted therapeutics, as well as methods of their use for delivering any effector of interest to the skin
			10/10/2039	Krystal
Vyjuvek (beremagene geperpavec)

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 9,877,990	United States
Composition of Matter & Methods of Use – Compositions comprising HSV vectors encoding certain effectors, including the gene encoded in Vyjuvek, and methods of using the same for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin
			12/28/2036	Krystal
U.S. 10,155,016	United States	Composition of Matter & Methods of Use – Covers compositions containing Vyjuvek, formulated for alternate routes of administration	12/28/2036	Krystal
EP 3 377 637 B1	Europe	Composition of Matter & Methods of Use – Pharmaceutical compositions comprising Vyjuvek, as well as uses thereof.	12/28/2036	Krystal

KB105

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 10,525,090	United States	Composition of Matter & Methods of Use – KB105, as well as medical applications of this product for treating TGM1-deficient ARC	4/11/2039	Krystal

KB301

Patent Number	Country / Region*	Patent Type	Expiration Date**	Owner / Licensor
U.S. 10,786,438	United States
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
Within the FDA, the Center for Biologics Evaluation and Research ("CBER") regulates gene therapy products. Within CBER, the review of gene therapy and related products is in the Office of Cellular, Tissue and Gene Therapies ("OCTGT") and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee ("CTGTAC") to advise CBER on its reviews. CBER works closely with the NIH and the RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA has provided guidance for the development of gene therapy products generally, including a growing body of guidance documents on CMC clinical investigations and other areas of gene therapy development, all of which are intended to facilitate the industry’s development of gene therapy products.
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
Human Clinical Trials Under an IND
Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators who generally are physicians not employed by or under the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB and IBC at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed. Clinical trials involving recombinant DNA also must be reviewed by an IBC, a local institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may designate a biologic product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a biologic product available in the United States for treatment of the disease or condition will be recovered from sales of the product.
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
Human Capital
As of February 18, 2022, we had 119 full-time employees, primarily engaged in research and development, manufacturing and administrative activities. None of our employees are represented by a labor union and we consider our employee relations to be good.

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
Corporate Information
We commenced operations on April 15, 2016. On March 31, 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech, LLC to Krystal Biotech, Inc. Our principal offices are located at 2100 Wharton Street, Suite 701, Pittsburgh, PA 15203, and our telephone number is 412-586-5830. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune, Inc. (now Jeune Aesthetics, Inc.) in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical studies for aesthetic skin conditions. Our website address is www.krystalbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the investor relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC. The address of the website is http://www.sec.gov.

Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred recurring losses and negative cash flows from operations and, at December 31, 2021, we had an accumulated deficit of $140.8 million. Our ability to achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the next year, if ever. We have devoted substantially all our efforts to date to research and development of our gene therapy product candidates as well as to building out our infrastructure. We expect that it could be a year, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•continue our research and the clinical development of Vyjuvek, KB105, and KB301, including our current clinical trials and planned future trials;
•initiate clinical trials for KB104 and KB407 and preclinical studies for any additional product candidates that we may pursue in the future;
•prepare our BLA, MAA and approvals in certain other countries for Vyjuvek;
•continue to operate our in-house commercial-scale cGMP manufacturing facility, ANCORIS, and complete build out of our second cGMP manufacturing facility, ASTRA;
•manufacture material for clinical trials or potential commercial sales;
•further develop our gene therapy product candidate portfolio;
•establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•develop, maintain, expand and protect our intellectual property portfolio;
•acquire or in-license other product candidates and technologies; and
•seek marketing approval for Vyjuvek and additional product candidates in the EU and in other key geographies.
To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials for our product candidates, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of any of our product candidates, if any of our product candidates do not receive regulatory approval, if we do not obtain our targeted indications for our product candidates or if any of our product candidates fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability, if ever, and would materially adversely affect our business prospects and financial condition. Moreover, if we decide to leverage any success with our Vyjuvek, KB105, KB301, KB104 or KB407, KB408 product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business will be materially adversely affected.
We currently only have three product candidates, Vyjuvek, KB105, and KB301 in clinical trials and we may never develop, acquire or in-license additional product candidates. We may never succeed in any or all these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of Vyjuvek, KB105, and KB301 our expenses could increase and revenue could be further delayed.
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
•the length of our open label study for Vyjuvek;
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
Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. Our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, will be derived from or based on sales of product candidates that may not be commercially available for a year, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of additional financing may be impacted by, among other things, general market conditions, the market’s perception of our product candidates and growth potential and the market price per share of our common stock.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a development-stage company that commenced operations in 2016. Our efforts to date, with respect to the development of our product candidates have been limited to organizing and staffing our company, business planning, raising capital, developing our vector platform and related technologies, identifying potential gene therapy product candidates, and undertaking preclinical studies and clinical trials of Vyjuvek, KB105, KB301, KB104, KB407 and KB408. While we have conducted clinical trials of Vyjuvek, KB105, and KB301 we have not yet demonstrated the ability to complete clinical trials of KB105 and KB301, obtain marketing approvals for any of our products, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success, performance or viability may not be as accurate as they could be if we had more experience developing gene therapy products.
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
Risks Related to Our Business
Business interruptions resulting from the COVID-19 pandemic or similar public health crises could cause a disruption of the development efforts for our product candidates and adversely impact our business.
The COVID-19 pandemic has previously adversely affected our business and could have a material adverse effect on our financial condition and results of operations. Authorities have imposed, and businesses and individuals have implemented, numerous measures to try to contain the virus or treat its impact, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, shutdowns, and vaccine requirements. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our third-party partners.
The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, including new strains, and the actions to contain COVID-19 or address its impact in the short and long term, among others.
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
•limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical or clinical activities, including completing our IND-enabling studies or our ability to select future development candidates; and interruption in global shipping affecting the transport of clinical trial materials and other supplies used in our prospective clinical trials;
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
These and other factors arising from COVID-19 could worsen, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.
In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. Further, conditions in the capital and credit markets may continue to deteriorate as a result of the pandemic such that our access to capital and other sources of funding may be constrained.
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
We are a development stage company, and Vyjuvek entered its first clinical trial in May 2018, KB105 entered its first clinical trial in September 2019, and KB301 entered its first trial in August 2020. The development and commercialization of our product candidates are subject to many uncertainties, including the following:
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
Our lead candidate, Vyjuvek, has not been submitted to or reviewed by regulatory agencies, and we cannot predict when, or if, we will obtain regulatory approval to commercialize Vyjuvek and the approval may be for a narrower indication than we seek.
We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even though Vyjuvek met its safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority or policy during the period of product development, clinical trials and the review process.
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a post-approval safety monitoring program. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of Vyjuvek. Any of the foregoing scenarios could materially harm the commercial prospects for Vyjuvek and materially and adversely affect our business, financial condition, results of operations and prospects.
Vyjuvek is based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
The clinical trial requirements of the FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what FDA may require for approval and approval by the FDA may not be indicative of what the European Commission would require for approval.
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
These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of Vyjuvek or future product candidates or lead to significant post-approval limitations or restrictions. As we advance Vyjuvek, we may be required to consult with these regulatory and advisory groups and will need to comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of Vyjuvek. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.
Vyjuvek may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
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
In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our products for any or all targeted indications. Even if we can demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our products, the commercial prospects of such product candidate may be harmed and our ability to generate product revenues from the product candidate may be delayed or eliminated. Any of these occurrences may harm our ability to develop product candidates, and may harm our business, financial condition and prospects significantly.
Additionally, if Vyjuvek receives marketing approval, the FDA could require us to adopt a post-approval safety monitoring program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by Vyjuvek, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product candidate;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of Vyjuvek and could significantly harm our business, financial condition, results of operations and prospects.
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

In addition, if we make manufacturing or formulation changes to our products, we may need to conduct additional studies to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our products or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize our products and may harm our business, financial condition, results of operations and prospects. Any delays, setbacks or failures in our clinical trials could materially and adversely affect our business, financial condition, results of operations and prospects.
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
We are a small company with a limited number of employees and corporate infrastructure. We have experienced a period of significant expansion in personnel and expect to experience significant expansion of our facilities, infrastructure and overhead as we develop our own manufacturing facilities and increase our research and development efforts. Future growth will impose significant added capital requirements, as well as added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new personnel. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Even if we obtain regulatory approval for a product candidate, our product candidates will remain subject to regulatory oversight. We will continue to incur costs related to regulatory compliance and are subject to risks related to non-compliance with or changes to applicable law and regulations, which would cause our product candidates to lose approval.
Even if we obtain any regulatory approval for Vyjuvek, our lead product candidate, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for Vyjuvek may also be subject to a post-approval safety monitoring program, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
If we fail to comply with applicable regulatory requirements following approval of Vyjuvek or any future product candidate, a regulatory authority may:
•issue a warning letter asserting that we are in violation of the law;
•seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners, if any;
•restrict the marketing or manufacturing of the product;
•seize or detain the product or otherwise require the withdrawal of the product from the market;
•refuse to permit the import or export of product candidates; or
•refuse to allow us to enter into supply contracts, including government contracts.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize Vyjuvek or any future product candidates and adversely affect our business, financial condition, results of operations and prospects.
The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of Vyjuvek or any future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

While we have obtained orphan drug designation for Vyjuvek, KB105, and KB407, it may not effectively protect us from competition, and we may be unable to obtain orphan drug designation for our future product candidates. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
On November 2, 2017, the FDA granted orphan drug designation to our lead product candidate, Vyjuvek, for the treatment of dystrophic EB and we may seek orphan drug designation from the FDA for our future product candidates. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation ("OMPD"), for Vyjuvek. On August 7, 2018, the FDA granted orphan drug designation to our second product candidate, KB105, currently in clinical development for treatment of patients with TGM1-ARCI, and on October 10, 2019, the European Commission granted the OMPD for KB105. On August 17, 2020, the FDA granted orphan drug designation to our most recent product candidate, KB407, currently in preclinical development, for the treatment of cystic fibrosis. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.
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
Even though we have obtained orphan drug exclusivity for Vyjuvek, KB105 and KB407, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
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
The FDA granted Fast Track designation in the United States for Vyjuvek on May 23, 2018 and for KB105 on October 24, 2019. In addition, Vyjuvek was granted RMAT by the FDA on June 21, 2019 and PRIME by the EMA in March 2019. The receipt of any of these designations for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA and EMA procedures and does not assure ultimate approval by either the FDA or EMA.

A RMAT/PRIME therapy product candidate is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease. Drugs designated as RMAT therapies by the FDA are eligible for accelerated approval and increased interaction and communication with the FDA designed to expedite the development and review process. If a drug, or biologic in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track designation. Even after having received Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track designation have failed to obtain approval. A sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. We received the designation of “rare pediatric disease” for Vyjuvek in December 2016, for KB105 in August 2018, for KB104 in April 2019, and for KB407 in September 2020, which could qualify us to receive a Rare Pediatric Priority Review Voucher.
There is no assurance we will receive RMAT, PRIME or breakthrough therapy or Fast Track designations for any of our product candidates and the receipt of any of these designations for a product candidate may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA. Further, even though we have received rare pediatric disease designation for Vyjuvek, KB105, KB104, and KB407 we may not experience a faster review or approval for a subsequent marketing application.
We may expend our limited resources to pursue a product candidate or indication to the exclusion of other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
Although a substantial amount of our efforts focuses on the potential approval of Vyjuvek, KB105, KB301, KB104 and KB407 a key component our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat orphan diseases and ultimately, non-orphan diseases. Identifying new product candidates requires substantial technical, financial and human resources, whether any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:
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

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our lead product candidate, Vyjuvek or any future product candidate.
We are aware of several companies and institutions that are currently developing alternative autologous or palliative gene therapy approaches for dystrophic EB and cystic fibrosis. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render Vyjuvek or any future product candidate uneconomical or obsolete, and we may not be successful in marketing Vyjuvek or any future product candidate against competitors.
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
Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our products. If any of our product candidates is approved but fails to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenues from such product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We have mainly focused our research and product development efforts to date on Vyjuvek for dystrophic EB. Our understanding of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with Vyjuvek, are based on estimates in published literature. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected or these patients may not be otherwise amenable to treatment with Vyjuvek or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.
Further, there are several factors that could contribute to making the actual number of patients who receive Vyjuvek less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.
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
We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford our products. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of Vyjuvek or other future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product candidates, if approved, is also subject to approval. We intend to submit a marketing authorization application to the EMA for approval of Vyjuvek in the EU but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EU also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.
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
If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain enough numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.
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
In the U.S., there have been and continue to be a number of legislative efforts to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act ("PPACA"), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) establishes annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expands the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the PPACA, and we expect there will be additional challenges in the future. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. Most recently, under President Biden, the Department of Justice dropped support of two Supreme Court cases challenging the ACA in addition to a case before the U.S. Court of Appeals for the Fifth Circuit, and in June 2021, the Supreme Court upheld the ACA in a 7-2 opinion that the states and individuals that challenged the individual mandate did not have standing to challenge the law. Further, on January 28, 2021, President Biden signed an executive orders to expand access to ACA coverage, stating that it is the “policy” of the Biden administration to protect and strengthen the ACA and directing agencies to consider suspending, revising, or rescinding actions related to President Trump’s executive orders that are inconsistent with this policy position. However, other legislators continue efforts to repeal and replace other elements of the ACA. While the ultimate outcome of ACA result of these efforts is not yet known, any changes that result in price controls reduce access to and reimbursement for care or add additional regulations may have an adverse effect on our financial condition and results of operations.
We cannot predict the impact that such actions against the ACA or other health care reform under the Biden administration will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) could adversely affect our business plan to introduce our products in the United States.
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
If we obtain FDA approval for our product candidates and begin commercializing them in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:
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
Often, to avoid the threat of treble damages and penalties under the False Claims Act, health care providers will resolve allegations in a settlement without admitting liability to avoid the potential treble damages. Any such settlement could materially affect our business, financial operations, and reputation.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the current COVID-19 pandemic. Inflation and potential for rising interest rates have recent caused volatility in the capital and credit markets, and it is unclear how long such volatility will continue. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We receive, process, store, and transmit, often electronically, confidential data of others, including the participants in our clinial trials. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records, or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems, and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors, or other similar events which may disrupt our delivery of services or expose confidential information of the patients who participate in our clinical trials. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of others, whether by us or a third party, could: (i) subject us to civil and criminal penalties; (ii) have a negative impact on our reputation; or (iii) expose us to liability to third parties or government authorities.
Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all our current supply of our product candidates is located at our manufacturing facility in Pittsburgh, Pennsylvania.  We are constructing an additional manufacturing facility for the commercial supply of our products. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property
If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our product candidates, including Vyjuvek, KB105, KB301, KB104, KB407, and any future product candidates we may develop, and/or our vector platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to Vyjuvek, KB105, KB301, KB104, KB407, and additional product candidates in our pipeline, current and future innovations related to our vector platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have seven issued patents in the United States: (1) U.S. Patent No. 9,877,990, covering, in part, pharmaceutical formulations comprising our lead clinical product Vyjuvek, as well as methods of its use for treating wounds, disorders, and diseases of the skin, which we refer to as the ’990 patent; (2) U.S. Patent No. 10,155,016 covering pharmaceutical compositions containing Vyjuvek formulated for myriad routes of administration; (3) U.S. Patent No. 10,441,614 covering aspects of our vector platform technology, and its uses in delivering any gene of interest to the skin; (4) U.S. Patent No. 10,525,090, covering pharmaceutical compositions comprising our second clinical product candidate, KB105, and methods of its use for treating TGM1-deficient autosomal recessive congenital ichthyosis; (5) U.S. Patent No. 10,786,438 covering pharmaceutical compositions comprising vectors encoding cosmetic proteins, including our third product candidate, KB301, and methods for their use for improving skin condition, quality, and/or appearance; (6) U.S. Patent No. 10,829,529 covering methods of using KB407 for the treatment of cystic fibrosis and other diseases causing progressive lung destruction; and (7) U.S. Patent No. 11,185,564 covering aspects of our vector platform technology, and its uses in delivering any gene of interest to the skin. Furthermore, we have nine international patent applications filed in accordance with the Paris Cooperation treaty directed to multiple discovery, preclinical, and clinical programs, including Vyjuvek, KB105, KB301, KB104, and KB407, as well as multiple patent applications filed in foreign jurisdictions stemming from these international applications. Vyjuvek is also the subject of patents granted in Australia, Europe, Japan, and New Zealand, including European Patent No. 3 377 637 B1, covering pharmaceutical compositions containing Vyjuvek as well as uses thereof.
Even if we are granted the patents we are currently pursuing, they may not issue in a form that will provide us with the full scope of protection we desire, they may not prevent competitors or other third parties from competing with us, and/or they may not otherwise provide us with a competitive advantage. Our competitors, or other third parties, may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, there is no assurance that the ’990 patent, or any other patent we are granted, will prevent third parties from developing competing technologies. Moreover, our patent estate does not preclude third parties from having intellectual property rights that could interfere with our freedom to use our platform, including for dermatological or pulmonary indications. Even assuming patents issue from our pending and future patent applications, changes in either the patent laws or interpretation of the patent laws in the United States and foreign jurisdictions may diminish the value of our patents or narrow their scope of protection.
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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products. Such challenges in enforcing rights in these countries could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our current and future patent rights in foreign jurisdictions could result in substantial costs and may divert our efforts and attention from other aspects of our business; could put our patents at risk of being invalidated or interpreted narrowly; could put any future patent applications, including continuation and divisional applications, at risk of not issuing; and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce any intellectual property rights around the world stemming from intellectual property that we develop may be inadequate to obtain a significant commercial advantage in these foreign jurisdictions.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third party asserts are infringed by the manufacture, use, sale, or importation of our products. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen Inc., which also named our Chief Executive Officer and Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. For more information, see "Item 3 – Legal Proceedings.” We may in the future become party to, or be threatened with, other adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.
There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patents or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our products, including Vyjuvek. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. In such a hypothetical situation, there is no assurance that a court of competent jurisdiction would find that our product candidates or technologies do not infringe a third-party patent.
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcomes are uncertain. If we are found, or believe there is a risk that we may be found, to infringe a third party’s valid and enforceable intellectual property rights, we could be required (or may choose) to obtain a license from such a third party to continue developing, manufacturing and marketing our technologies. However, we may not be able to obtain any required license on commercially reasonable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and further, it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technologies, including Vyjuvek. We also could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our technologies, including VYJUVEK, or force us to cease some or all our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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
We are subject to claims asserting that we, our employees or our advisors have wrongfully used or disclosed alleged trade secrets of other parties or claims asserting ownership of what we regard as our own intellectual property and we may face other such claims in the future.
Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we try to observe the terms of agreements under which we obtain access to third party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described below under “Item 3—Legal Proceedings,” on May 1, 2020, a complaint was filed against us by PeriphaGen, Inc., which also named our Chief Executive Officer and our Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts we used to develop our vector platform and product candidates. If we fail in defending any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our technologies, which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
While it is our policy to require our employees and contractors who may be involved in the conception of intellectual property to execute agreements assigning such intellectual property rights to us, unforeseen complications may arise when fully and adequately executing such an agreement with each party who, in fact, conceives of intellectual property that we regard as our own. Examples of such complications may include, for example, when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached. Such complications may lead to us being forced to bring claims against third parties or current and former employees, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Moreover, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be insufficient in fully perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have a material adverse effect on our business.
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
We are in the process of registering our trademarks and trade names. Once trademarks or trade names have been registered, they may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which are important for building name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. There also could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to patents, trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
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
•issued patents to which we currently hold rights or to which we may hold rights in the future may be held invalid or unenforceable, including as a result of legal challenges by third parties or our competitors;
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
As of December 31, 2021, Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our founder, Chief Operating Officer and director, respectively, in the aggregate, beneficially owned shares representing approximately 15% of our capital stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
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

We will continue to incur costs as a result of being a public company, and such costs may increase as a result of no longer being an “emerging growth company.”
As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly because we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. As of December 31, 2021, we are no longer an emerging growth company. We will incur additional costs applicable to public companies that are not emerging growth companies.
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and is required to have an independent auditor assess the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock.
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
Issuances of additional shares of our common stock could cause the price of our common stock to decline.

As of December 31, 2021, we had 25,207,985 million shares of common stock issued and outstanding. As of December 31, 2021, we also had outstanding options to purchase 2,043,179 million shares of common stock with a weighted-average exercise price of $57.00 per share. Outstanding vested options are likely to be exercised if the market price of our common stock exceeds the applicable exercise price, and, in the future, we expect to issue additional equity awards to directors and employees. As of December 31, 2021, we had 98,800 non-vest restricted stock awards ("RSAs") at a weighted-average price of $78.89. In addition, we may issue additional common stock or restricted securities in the future as part of financing activities or business development activities and any such issuances may have a dilutive effect on our then-existing shareholders. Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. The issuance of restricted common stock or common stock upon exercise of any outstanding options would be dilutive, and may cause the market price for a share of our common stock to decline.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2021, we lease approximately 44,000 square feet of combined laboratory and office space in Pittsburgh, Pennsylvania that we use for our research, development and manufacturing efforts. This lease expires in October 2031.

On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility ("ASTRA") in the Pittsburgh, Pennsylvania area, which contained an option to purchase the building. On January 29, 2021, we entered into a Purchase and Sale Agreement with Northfield I, LLC, an Ohio limited liability company to acquire ASTRA, and the related purchase closed on March 5, 2021. On June 30, 2021, we entered into a Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with The Whiting-Turner Contracting Company (“Whiting-Turner”), pursuant to which Whiting-Turner is constructing and managing the construction of ASTRA. The facility is under construction and expected to be completed and validated in 2022. Refer to Note 6 of the Notes to the Consolidated Financial Statements included in Part II of Item 8 of this Annual Report on Form 10-K for more information regarding this transaction.
Item 3. Legal Proceedings.
The information set forth in Note 6 of the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the Nasdaq Capital Market under the symbol “KRYS” since September 20, 2017. Prior to that, there was no public market for our common stock.
On February 18, 2022, there were four stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.  The closing price of our common stock was $60.86 per share as of February 18, 2022 as reported on the Nasdaq Capital Market.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and growth of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common stock made during the year ended December 31, 2021.
Sales of Unregistered Securities
There were no sales of unregistered securities by us during the fourth quarter of 2021. In addition, we did not repurchase any of our equity securities during 2021.
Stock Performance Graph
Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index commencing on September 20, 2017 (the date our common stock began trading on The Nasdaq Stock Market) and continuing through December 31, 2021. The graph assumes our closing sale price on September 20, 2017 of $10.64 per share as the initial value of our common stock for indexing purposes. Points on the graph represent the performance as of the last business day of each of the months indicated.
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

Item 6. [Reserved]

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020 of the Company. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
We are a clinical stage biotechnology company leading the field of redosable gene delivery. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home by a healthcare professional. Our goal is to develop easy-to-use medicines to dramatically improve the lives of patients living with rare diseases and chronic conditions. Our innovative technology platform is supported by in-house, commercial scale cGMP manufacturing capabilities. Refer to Part I, Item 1 - Business for more information about our clinical development pipeline and research programs and the status of our product candidates.
Pipeline Highlights:
•Vyjuvek is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of dystrophic epidermolysis bullosa ("dystrophic EB"), a serious rare skin disease caused by missing or mutated type VII collagen protein ("COL7"). Our randomized, double-blind, placebo-controlled GEM-3 pivotal study was designed to evaluate topical Vyjuvek as compared to placebo in dystrophic EB patients. On November 29, 2021, we announced positive topline results from the GEM-3 study. Details of the pivotal study can be found at www.clinicaltrials.gov under NCT identifier NCT04491604. We expect to file a BLA with the FDA in 1H22, and an MAA with the EMA in 2H22. During 2Q21, we began enrolling patients into an open label extension ("OLE") study, including patients who participated in the Phase 3 study, as well as new participants who meet all enrollment criteria. Details of the OLE study can be found at www.clinicaltrials.gov under NCT identifier NCT04917874. Nothing included on this website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
•KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis ("TGM1-ARCI"), a serious rare skin disorder caused by missing or mutated TGM1 protein. A randomized, placebo-controlled Phase 1/2 study is ongoing. On July 1, 2021, we announced data from the fourth patient dosed in the trial, showing repeat topical KB105 dosing continued to be well tolerated with no adverse events or evidence of immune response. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732. Nothing included on this website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
•KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length CFTR transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated cystic fibrosis transmembrane conductance regulator ("CFTR") protein. On September 29, 2021, we announced that the Bellberry Human Research Ethics Committee in Australia granted approval to conduct a Phase 1 clinical study of inhaled KB407 in patients with cystic fibrosis, and trial initiation is anticipated in 1H22. More detailed data from the Good Laboratory Practice "GLP" toxicology and biodistribution study was presented at the virtual 2021 North American Cystic Fibrosis Conference that took place November 2-5, 2021. We plan to submit an IND and initiate a Phase 1 trial in the U.S. in 2H22.

•KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to initiate a Phase 1 clinical study in 2022.
•KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency. We presented preclinical pharmacology data for KB408 at the European Society of Gene & Cell Therapy Virtual Congress that was held October 19-22, 2021.
We have several other product candidates in various stages of preclinical development.
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary Jeune Aesthetics, Inc ("Jeune"). A Summary description of Jeune’s key product candidate and its status is as follows:
•KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. A Phase 1 study is currently ongoing. We anticipate announcing top line data from the efficacy cohort in 1Q 2022. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Nothing included on this website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Business Highlights:
•On January 29, 2021, the Company entered into a Purchase and Sale Agreement for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020 for a purchase price of $9.4 million. The transaction closed on March 5, 2021.
•On February 1, 2021, the Company completed a public offering of 2,211,538 shares of its common stock, at $65.00 per share. Net proceeds to the Company from the offering were $134.9 million after deducting underwriting discounts.
•On March 24, 2021, the Company announced the appointment of Dr. Bhushan Hardas, M.D., MBA as President of Jeune.
•On May 3, 2021, the Company announced the appointment of Andy Orth to the position of Chief Commercial Officer of Krystal Biotech.
•On June 30, 2021, the Company entered into a Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with Whiting-Turner, pursuant to which Whiting-Turner is constructing and managing the construction of ASTRA located in the Pittsburgh, Pennsylvania area. The ASTRA facility is under construction and expected to be completed and validated in 2022.
•On September 15, 2021, we announced the appointment of Laurent Goux as the General Manager of Europe.
•On October 12, 2021, we announced a collaboration with GeneDx, Inc., a wholly-owned subsidiary of BioReference Laboratories, Inc., an OPKO Health company, to offer no-charge genetic testing for all types of Epidermolysis Bullosa (EB). The goal of the program, called Krystal Decode DEBTM, is to help patients with the dystrophic form of this genetic condition, also known as dystrophic EB, get a definitive diagnosis sooner, with highly accurate results obtained with a blood or cheek swab sample.
•On December 3, 2021, the Company completed a public offering of 2,866,667 shares of its common stock, which includes 200,000 shares purchased by the underwriters, at $75.00 per share. Net proceeds to the Company from the offering were $201.9 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
•On January 18, 2022, we announced that Jing Marantz, MD, PhD, MBA had resigned from the Board of Directors to accept the position as Chief Business Officer with the Company and E. Rand Sutherland was appointed as a member of the Board of Directors to fill the vacancy.
COVID-19

The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantines. In an effort to slow the spread of the virus, The Commonwealth of Pennsylvania where the Company’s primary offices, laboratory and manufacturing spaces are located, enacted stay-at-home orders, and sweeping restrictions to travel were initiated by corporations and governments. Although these restrictions have been lifted, it is not known at this time whether they will be reestablished or the extent to which the Company will be impacted. The degree of the pandemic’s effect on the Company’s clinical, operational and financial performance will depend on future developments, including additional protective measures that may be implemented by governmental authorities or the Company to protect its employees, or by investigators, caregivers or patients to minimize exposure, all of which are uncertain and difficult to predict. To date the impact of the pandemic on our business and clinical trials in the U.S. has been minimal and the increased vaccination rates in the U.S. are encouraging. We will continue to assess the potential impact of the pandemic on our business and operations, including our supply chain and preclinical and clinical trial activities. Outside of the U.S., we have experienced pandemic-related delays in clinical trial initiation in Australia, and we will continue to closely monitor this rapidly evolving situation. For additional information regarding the impact of the coronavirus pandemic, please see "Risk Factor - Business interruptions resulting from the pandemic or similar public health crises could cause a disruption of the development efforts of our product candidates and adversely impact our business."
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue our OLE study for Vyjuvek, our Phase 1/2 clinical trial for KB105, our Phase 1 safety and efficacy study for KB301, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and, as a result, the actual costs to complete clinical trials may exceed the expected costs.
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

We anticipate that our general and administrative expenses will increase in the future to support the continued research and development of our product candidates and to operate as a public company. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate that we will increase our salary and personnel costs and other expenses as a result of our preparation for commercial operations.
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
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses, prepaid assets and other current liabilities. This process involves reviewing open contracts and commitments, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development expenses, current assets and other current liabilities as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses, prepaid assets and other current liabilities include fees paid to contract manufacturers made in connection with the manufacturing of preclinical and clinical trials materials.
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

Stock-Based Compensation
We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation ("ASC 718"), to account for stock-based compensation. We recognize compensation costs related to stock options granted based on the estimated fair value of the awards on the date of grant. Described below is the methodology we have utilized in measuring stock-based compensation expense.
ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the statements of operations based on their grant-date fair values. Compensation expense is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term.
Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Once the Company's own sufficient historical volatility data was obtained, the Company eliminated the use of a representative peer group and as of Q4 2021 the Company uses only its own historical volatility data in its estimate of expected volatility given that there is now sufficient amount of historical information regarding the volatility of its own stock price. We use the simplified method to calculate the expected term as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
Leases
We account for our lease agreements in accordance with FASB ASC Topic 842, Leases ("ASC 842"). As the Company's lease agreements do not provide an implicit rate and as the Company does not have external borrowings, we use an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment.
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
Results of Operations
Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,			Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Expenses
Research and development	$27,884	$17,936	$15,616	$9,948	$2,320
General and administrative	40,391	15,063	6,465	25,328	8,598
Total operating expenses	68,275	32,999	22,081	35,276	10,918
Loss from operations	(68,275)	(32,999)	(22,081)	(35,276)	(10,918)
Other Expense
Interest and other income, net	197	832	2,993	(635)	(2,161)
Interest expense	(1,492)	—	—	(1,492)	—
Total interest and other income, net	(1,295)	832	2,993	(2,127)	(2,161)
Net loss	$(69,570)	$(32,167)	$(19,088)	$(37,403)	$(13,079)
Research and Development Expenses
Research and development expenses increased $9.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Higher research and development expenses were due to increases in preclinical, clinical and pre-commercial manufacturing activities of $3.3 million, payroll related expenses of approximately $3.1 million which is primarily driven by an increase in personnel to support overall growth and includes a $2.4 million increase in stock-based compensation, an increase in outsourced research and development activities of $2.0 million, travel related expenses associated with our clinical trial sites of $187 thousand, and other research and development expenses of $1.3 million, primarily due to depreciation and rent.
Research and development expenses increased $2.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Higher research and development expenses were due to increases in lab supplies of $142 thousand, payroll related expenses of approximately $2.0 million which is primarily driven by an increase in personnel to support overall growth and includes a $417 thousand increase in stock-based compensation, and other research and development expenses of $757 thousand, with a decrease in outsourcing research and development activities of $560 thousand.
General and Administrative Expenses
General and administrative expenses increased $25.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Higher general and administrative spending was due largely to increased payroll related expenses of approximately $14.7 million which is primarily driven by an increase in personnel to support overall growth and includes an approximate $9.6 million increase in stock-based compensation, commercial preparedness expenses of approximately $3.8 million, legal and professional fees of approximately $3.7 million which is net of $2.1 million of insurance proceeds, software related costs of $1.0 million, medical affairs costs of $508 thousand, insurance costs of $427 thousand and other administrative expenses of 1.2 million.
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
Other Income (Expense)
Interest and other income for the year ended December 31, 2021 and 2020 was $197 thousand and $832 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. This decrease was driven by a decline in market interest rates.
Interest expense for the year ended December 31, 2021 and 2020 was $1.5 million and zero, respectively, and related to accretion of the financial obligation for the build to suit lease liability during the year ended December 31, 2021 to a balance that equaled the purchase consideration for ASTRA.

Interest and other income for the year ended December 31, 2020 and 2019 was $832 thousand and $3.0 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. This decrease was driven by a decline in market rates.
Liquidity and Capital Resources
Overview
At December 31, 2021, our cash, cash equivalents and short-term investments balance was approximately $438.1 million. Since operations began, we have incurred operating losses. Our net losses were $69.6 million and $32.2 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of $140.8 million. With the net proceeds raised from its public and private securities offerings, including the public offerings of its common stock completed in February and December of 2021, the Company believes that its cash, cash equivalents and short-term investments will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Form 10-K.
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
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of Vyjuvek, KB105, KB301 or our planned preclinical studies for our other product candidates, or our operations. Further, we do not expect to generate any product revenues until 2022, at the earliest, assuming we receive marketing approval for Vyjuvek on the schedule we currently contemplate. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch Vyjuvek, KB105, KB301 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize this or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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
•the timeline and costs of our OLE study for Vyjuvek;
•the progress, timing and costs of our ongoing Phase 1/2 clinical trials for KB105;
•the progress, results and costs of our Phase 1 clinical trials for KB301;
•the progress, timing, and costs of manufacturing of Vyjuvek;
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
Contractual Obligations
Operating Leases
Operating lease payments represent the Company's commitments for future minimum rent made under non-cancelable leases for our corporate headquarters in Pittsburgh, PA, office location in Boston, Massachusetts, and for the ground lease associated with our second cGMP manufacturing facility, ASTRA. The total future payments for our operating lease obligations at December 31, 2021 are $18.2 million, of which $1.4 million is due in the next twelve months and the remaining payments are due over the terms of the respective leases. For additional details regarding our leases, see Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.
Clinical Supply and Product Manufacturing Agreements
The Company enters into various agreements in the normal course of business with Contract Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The Company is obligated to make milestone payments under certain of these agreements. The estimated remaining commitment as of December 31, 2021 under these agreements is approximately $3.0 million, all of which is expected to be due in the next twelve months.

Commercial Preparedness Agreements
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon commercial preparedness and market research activities relating to our lead product candidate, Vyjuvek. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. The estimated remaining commitment as of December 31, 2021 is $2.4 million, all of which is expected to be due in the next twelve months.
ASTRA Contractual Obligations
The Company has contracted with various third parties to construct our second cGMP facility, ASTRA. Additionally, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of December 31, 2021 is $24.7 million, all of which is expected to be due in the next twelve months.
Cash Flows
The following table summarizes our sources and uses of cash (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(47,938)	$(26,083)
Net cash used in investing activities	(226,770)	(11,181)
Net cash provided by financing activities	347,685	118,019
Net increase in cash	$72,977	$80,755
Operating Activities
Net cash used in operating activities for the year December 31, 2021 was $47.9 million and consisted primarily of a net loss of $69.6 million adjusted for non-cash items of $18.1 million made up of depreciation and amortization of $2.8 million and stock-based compensation expense of $15.3 million, build to suit interest expense of $1.5 million, and cash used by decreases in net operating liabilities of approximately $2.1 million.
Net cash used in operating activities for the year ended December 31, 2020 was $26.1 million and consisted primarily of a net loss of $32.2 million adjusted for non-cash items of $5.2 million primarily made up of depreciation and amortization of $1.9 million and stock-based compensation expense of $3.3 million, and cash used by decreases in net operating liabilities of approximately $928 thousand.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was approximately $226.8 million and consisted primarily of purchases of $190.5 million of available-for-sale investment securities, and expenditures of $68.3 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, partially offset by proceeds of $32.0 million from maturities of investments.
Net cash used in investing activities for the year ended December 31, 2020 was $11.2 million and consisted primarily of purchases of $3.2 million of short-term available-for-sale investment securities, and expenditures of $14.8 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, partially offset by proceeds of $6.9 million from maturities of short-term investments.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $347.7 million and was primarily from proceeds from follow-on public offerings of 2,211,538 shares of its common stock, including 288,461 shares purchased by the underwriters, at $65.00 per share and 2,866,667 shares of its common stock, including 200,000 shares purchased by the underwriters, at $75.00 per share. Net proceeds to the Company from the offerings were $336.8 million after deducting underwriting discounts and commissions of approximately $21.5 million, and other offering expenses payable by the Company of $425 thousand.
Net cash provided by financing activities for the year ended December 31, 2020 was $118.0 million and was primarily from proceeds from our public offering on May 21, 2020 of 2,275,000 shares of our common stock to the public at $55 per share. Net proceeds to the Company from the offering were $117.2 million after deducting underwriting and commissions of approximately $7.5 million and other offering expenses of approximately $463 thousand.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Recent Accounting Pronouncements
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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of approximately $438.1 million as of December 31, 2021, which consist primarily of money market funds, certificates of deposit, commercial paper, corporate bonds, and government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Krystal Biotech, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Krystal Biotech, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2017.
San Diego, California
February 28, 2022

Krystal Biotech, Inc.
Consolidated Balance Sheets

(In thousands, except shares and per share data)	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$341,246	$268,269
Short-term investments	96,850	2,993
Prepaid expenses and other current assets	4,171	3,796
Total current assets	442,267	275,058
Property and equipment, net	112,355	30,876
Long-term investments	64,371	—
Right-of-use assets	7,228	3,298
Other non-current assets	74	1,612
Total assets	$626,295	$310,844
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,398	$2,105
Current portion of lease liability	1,041	638
Accrued expenses and other current liabilities	16,297	5,109
Build-to-suit lease liability	—	7,600
Total current liabilities	25,736	15,452
Lease liability	6,983	3,308
Total liabilities	32,719	18,760
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at December 31, 2021 and 2020; 2,061,773 shares issued, and no shares outstanding at December 31, 2021 and 2020	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at December 31, 2021 and 2020; 25,207,985 and 19,714,220 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	734,523	363,292
Accumulated other comprehensive income	(163)	6
Accumulated deficit	(140,784)	(71,214)
Total stockholders' equity	593,576	292,084
Total liabilities and stockholders' equity	$626,295	$310,844
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020
Expenses
Research and development	$27,884	$17,936
General and administrative	40,391	15,063
Total operating expenses	68,275	32,999
Loss from operations	(68,275)	(32,999)
Other Income (Expense)
Interest and other income, net	197	832
Interest expense	(1,492)	—
Net loss	(69,570)	(32,167)
Unrealized loss on available-for-sale securities and other	(169)	(4)
Comprehensive loss	$(69,739)	$(32,171)

Net loss per common share: Basic and diluted	$(3.13)	$(1.71)

Weighted-average common shares outstanding: Basic and diluted	22,196,846	18,787,161
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Stockholders' Equity

(In thousands, except shares)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at January 1, 2019	17,354,310	$—	$241,951	$10	$(39,047)	$202,914
Issuance of common stock, net	2,359,910	—	118,035	—	—	118,035
Stock-based compensation expense	—	—	3,306	—	—	3,306
Unrealized loss on investments and other	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(32,167)	(32,167)
Balances at December 31, 2020	19,714,220	$—	$363,292	$6	$(71,214)	$292,084
Issuance of common stock, net	5,493,765	—	355,628	—	—	355,628
Stock-based compensation expense	—	—	15,603	—	—	15,603
Unrealized loss on investments and other	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	(69,570)	(69,570)
Balances at December 31, 2021	25,207,985	$—	$734,523	$(163)	$(140,784)	$593,576
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020
Operating Activities
Net loss	$(69,570)	$(32,167)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,769	1,851
Stock-based compensation expense	15,319	3,272
Loss on disposal of fixed assets	—	33
Non-cash interest expense	1,492	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,145)	(1,911)
Other non-current assets	65	(934)
Lease liability	(285)	685
Accounts payable	712	783
Accrued expenses and other current liabilities	2,705	2,305
Net cash used in operating activities	(47,938)	(26,083)

Investing Activities
Purchases of property and equipment	(68,336)	(14,843)
Purchases of investments	(190,462)	(3,205)
Proceeds from maturities of investments	32,028	6,867
Net cash used in investing activities	(226,770)	(11,181)

Financing Activities
Proceeds from issuance of common stock, net	355,645	118,019
Repayment of ASTRA build to suit liability	(7,960)	—
Net cash provided by financing activities	347,685	118,019
Net increase in cash and cash equivalents	72,977	80,755

Cash and cash equivalents at beginning of year	268,269	187,514
Cash and cash equivalents at end of year	$341,246	$268,269

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$15,363	$9,697
Initial recognition of right-of-use assets	$4,396	$911
Unpaid offering costs	$—	$131
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations on April 15, 2016. On March 31, 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, for the purpose of undertaking preclinical and clinical studies in Australia. On April 24, 2019, the Company incorporated Jeune Aesthetics, Inc, formerly known as Jeune, Inc., in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions.
We are a clinical stage biotechnology company leading the field of redosable gene delivery. Using our patented platform that is based on engineered herpes simplex virus type 1 ("HSV-1"), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a doctor’s office or potentially in the patient’s home. Our goal is to develop easy to use medicines to dramatically improve the lives of patients living with rare diseases and chronic conditions. Our innovative technology platform is supported by in-house, commercial scale current good manufacturing practices ("cGMP") manufacturing capabilities.
Liquidity
As of December 31, 2021, the Company had an accumulated deficit of $140.8 million. With the net proceeds raised from its public, including the public offerings of its common stock completed in February and December of 2021, the Company believes that its cash, cash equivalents and short-term investments of approximately $438.1 million as of December 31, 2021 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Annual Report on Form 10-K. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
Risks and Uncertainties

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

The novel coronavirus ("COVID-19") pandemic has resulted, and is likely to continue to result, in significant national and global economic uncertainty and may adversely affect our business. The Company is continuing to actively monitor the impact of the COVID-19 pandemic and the related effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. To date the impact of the pandemic on our business and clinical trials in the U.S. has been minimal and the increased vaccination rates in the U.S. are encouraging. Outside of the U.S., the Company has experienced pandemic-related delays in clinical trial initiation in Australia. The Company will continue to evaluate the impact that these events could have on the operations, including our supply chain and preclinical and clinical trial activities, financial position, and the results of operations and cash flows during fiscal year 2022.
Use of Estimates
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
Investments with maturities of greater than 90 days but less than one year are classified as short-term investments on the consolidated balance sheets and consist of certificates of deposit, commercial paper, corporate bonds, and government agency securities. Investments with maturities of greater than one year are classified as long-term investments on the consolidated balance sheets and consist of corporate bonds and government agency securities. Accrued interest on investments is also classified as short-term investments.
As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the consolidated balance sheets. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest and other income, net in the consolidated statement of operations.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

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
Our available-for-sale, short-term investments, which consist of certificates of deposit, commercial paper, corporate bonds, and government agency securities are considered to be Level 2 valuations. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.
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

Computer equipment and software	3 - 5 years
Laboratory and manufacturing equipment	3 - 7 years
Furniture and fixtures	3 - 7 years
Leasehold improvement	lesser of remaining useful life or remaining life of lease
Construction-in-progress ("CIP") is not depreciated until the asset is placed in service.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the years ended December 31, 2021 and 2020.
Leases

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

The Company accounts for its lease agreements in accordance with FASB ASC Topic 842, Leases. Right-of-use lease assets represent our right to use an underlying asset during the lease term and the lease obligations represent our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations are recognized based on the present value of remaining lease payments over the lease term. As the Company’s lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, we have used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for lease and non-lease components of its operating leases as a single component.
For lease arrangements where it has been determined that the Company has control over an asset that is under construction and is thus considered the accounting owner of the asset during the construction period, the Company records a construction in progress asset and corresponding financial obligation on the consolidated balance sheet. Once the construction is complete, an assessment is performed to determine whether the lease meets certain "sale-leaseback" criteria. If the sale-leaseback criteria are determined to be met, the Company will remove the asset and related financial obligation from the condensed consolidated balance sheet and treat the lease as either an operating or finance lease based on our assessment of the guidance. If, upon completion of construction, the project does not meet the "sale-leaseback" criteria, the lease will be treated as a financing obligation and the Company will depreciate the asset over its estimated useful life for financial reporting purposes once the asset has been placed into service.
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
Stock-Based Compensation Expense
The Company applies the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation ("ASC 718"), to account for stock-based compensation. Compensation costs related to stock options granted is based on the estimated fair value of the awards on the date of grant.

ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the statements of operations based on their grant-date fair values. Compensation expense is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term.
The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; and (iv) expected dividends. Once the Company's own sufficient historical volatility data was obtained, the Company eliminated the use of a representative peer group and uses only its own historical volatility data in its estimate of expected volatility given that there is now a sufficient amount of historical information regarding the volatility of its own stock price.
The Company estimates the expected term of its stock options using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The risk-free interest rates are based on US Treasury securities with a maturity date commensurate with the expected term of the associated award. The

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which service conditions are expected to be satisfied.
Income Taxes
For the year ended December 31, 2021 and 2020, income taxes were recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, we record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2021 and 2020.  We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions.
The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
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
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Stock options are common share equivalents. There were 2,043,179 and 853,614 common share equivalents outstanding in the form of stock options and 98,800 and zero common share equivalents outstanding in the form of restricted stock awards as of December 31, 2021 and 2020, respectively, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

(In thousands, except share and per share data)	Year Ended December 31,
	2021	2020
Numerator:
Net loss per common share	$(69,570)	$(32,167)
Denominator:
Weighted-average basic and diluted common shares	22,196,846	18,787,161
Basic and diluted net loss per common share	$(3.13)	$(1.71)

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$341,246	$—	$—	$341,246	$341,246	$—	$—
Subtotal	341,246	—	—	341,246	341,246	—	—
Level 2:
Commercial paper	40,469	1	(4)	40,466	—	40,466	—
Corporate bonds	83,300	10	(114)	83,196	—	35,768	47,428
U.S government agency securities	37,621	—	(62)	37,559	—	20,616	16,943
Subtotal	161,390	11	(180)	161,221	—	96,850	64,371
Total	$502,636	$11	$(180)	$502,467	$341,246	$96,850	$64,371

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$268,269	$—	$—	$268,269	$268,269	$—	$—
Subtotal	268,269	—	—	268,269	268,269	—	—
Level 2:
Certificates of deposit	2,986	7	—	2,993	—	2,993	—
Subtotal	2,986	7	—	2,993	—	2,993	—
Total	$271,255	$7	$—	$271,262	$268,269	$2,993	$—

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one year and two years.
See Note 2 to these consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Construction-in-progress	$104,340	$23,031
Leasehold improvements	5,723	4,631
Furniture and fixtures	891	870
Computer equipment and software	85	82
Laboratory and manufacturing equipment	5,530	4,630
Total property and equipment	116,569	33,244
Accumulated depreciation and amortization	(4,214)	(2,368)
Property and equipment, net	$112,355	$30,876
Depreciation expense was $1.8 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.
Refer to Note 6 for further discussion over construction-in-progress.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued preclinical and clinical expenses	$1,602	$1,179
Accrued professional fees	2,011	1,198
Accrued payroll and benefits	2,882	1,486
Accrued taxes	83	40
Accrued construction in progress	9,606	1,049
Accrued financing fees	26	131
Other current liabilities	87	26
Total	$16,297	$5,109

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and expired on October 31, 2017 (the “2016 Lease”). The 2016 Lease has been amended several times to increase the area leased, which currently consists of approximately 44,000 square feet and includes the commercial scale cGMP-compliant manufacturing facility, ANCORIS. As a result of the lease amendments, the lease expiration date was extended to October 31, 2031.
On December 26, 2019, we entered into a lease agreement for our second commercial gene therapy facility, ASTRA, in the Pittsburgh, Pennsylvania area ("ASTRA lease") with Northfield I, LLC (the "Landlord" or "Northfield") with an initial lease term that expired on October 31, 2035. The ASTRA lease contained an option ("Purchase Option") to purchase the building, related improvements and take corresponding assignment of the Landlord's rights under its existing Ground Lease (the "Ground Lease"). A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020. The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, was recorded as prepaid rent in the consolidated balance sheet at time of payment.
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
On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020, for a purchase price of $9.4 million. The Company held approximately $1.5 million on deposit with Northfield under the existing lease agreement and applied this deposit as a credit against the purchase price at closing. On February 1, 2021, Northfield delivered the space as substantially complete and made the space available for access by the Company, thus triggering lease commencement. As a result, the Company concluded that this transaction did not qualify for sale-leaseback accounting because it did not meet the definition of a sale. As control did not transfer to the Lessor at lease commencement, the transaction continued to be accounted for as construction in progress and a financing obligation. On March 5, 2021, the purchase closed and the Company determined that reclassification of the construction in progress to buildings and leasehold improvements was not appropriate as the interior of the building was not yet ready for its intended use. The building continues to be held under construction in progress as of December 31, 2021. The interior of the building is currently under construction and is expected to be completed and validated in 2022. From construction completion to the closing of the purchase, the Company recognized interest expense to accrete the financial obligation to a balance that equaled the cash consideration that was paid upon the close of purchase. For more information about the expected construction costs associated with ASTRA, see "ASTRA Contractual Obligations" below.
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
As of December 31, 2021, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

Operating Leases
2022	$1,094
2023	1,114
2024	1,135
2025	1,162
2026	1,186
Thereafter	11,600
Future minimum operating lease payments	$17,291
Less: Interest	9,267
Present value of lease liability	$8,024

On December 15, 2021, the Company entered into a 3 year lease agreement for our Boston, Massachusetts office (the "Boston Lease") location that commences in January 2022 and expires in January 2025. As of December 31, 2021, the Company has not recorded a right-of-use asset or corresponding lease liability as the Company has not yet gained control over the Boston Lease. Future minimum operating lease payments under this lease are $280 thousand, $311 thousand, $316 thousand, and $26 thousand for the years ending 2022, 2023, 2024, and 2025, respectively.
Supplemental balance sheet information related to leases is as follows:

	December 31, 2021	December 31, 2020
Operating leases:
Right-of-use assets	$7,228	$3,298
Current portion of lease liability	1,041	638
Lease liability	6,983	3,308
Total lease liability	$8,024	$3,946
Weighted average remaining lease term, in years	14.4	16.4
Weighted average discount rate	9.5%	9.4%
The Company recorded operating lease costs of $1.3 million and $767 thousand for the years ended December 31, 2021 and 2020, respectively, and variable lease costs of $160 thousand and $57 thousand for the years ended December 31, 2021 and 2020, respectively.
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs relate to the manufacturing of sterile gel that is mixed with in-house produced vectors as part of the final drug product applied in certain of our clinical trials. These agreements may also include research and development activities, storage, packaging, labeling, and/or testing of our preclinical and clinical-stage products. The Company is obligated to make milestone payments under certain of these agreements. The estimated remaining commitment as of December 31, 2021 under these agreements is approximately $3.0 million. The Company has incurred expenses under these agreements of $5.0 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively.
Commercial Preparedness Activities
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon commercial preparedness and market research activities relating to our lead product candidate, Vyjuvek. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. The estimated remaining commitment as of

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

December 31, 2021 is $2.4 million. The Company has incurred expenses under these activities of $6.1 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively.
ASTRA Contractual Obligations
The Company has contracted with various third parties to construct our second cGMP facility, ASTRA. Additionally, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of December 31, 2021 is $24.7 million. The Company has included costs incurred to-date associated with ASTRA within construction in progress as of December 31, 2021.
On June 30, 2021, the Company entered into a Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction (collectively, the “Agreement”) with Whiting-Turner, pursuant to which Whiting-Turner is constructing and managing the construction of ASTRA. Subject to certain conditions in the Agreement, the Company will pay Whiting-Turner a contract price consisting of the cost of work plus a fee equal to 1.75% of the cost of work, subject to a guaranteed maximum price to be agreed upon in an amendment to the Agreement at a later date.
Effective September 13, 2021, the Company entered into a guaranteed maximum price amendment (the "Amendment") to the Agreement to set forth the guaranteed maximum price, as well as the date by which Whiting-Turner is to achieve Substantial Completion (as defined in the Agreement). Under the Amendment, the guaranteed maximum price to be paid by the Company is $80.8 million, subject to certain additions and deductions by change orders as provided by the Agreement. Whiting-Turner’s work under the Agreement represents a portion of the work necessary to complete construction of the ASTRA facility and, therefore the date of Substantial Completion of Whiting-Turner’s work under the Agreement does not equate to the date of completion of ASTRA. The guaranteed maximum price under the Agreement constitutes only a portion of the total estimated cost of building and equipping ASTRA.

Legal Proceedings
On May 1, 2020, a complaint was filed against us in the United States District Court for the Western District of Pennsylvania by PeriphaGen, Inc. ("PeriphaGen"), which also named our Chief Executive Officer and Chief Operating Officer, Krish Krishnan and Suma Krishnan, respectively. The complaint alleges breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserts were used to develop our product candidates, including the vector backbones, and our STAR-D platform. We answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that we did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that we are the rightful and sole owner of our product candidates and STAR-D platform. In addition, we filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages. On July 29, 2020, PeriphaGen filed its response to our answer and counterclaim, denying the allegations in the counterclaim. On the same day, Messrs. Wechuck and Krisky filed a motion to dismiss the third-party complaint on various grounds, and we opposed the motion. On December 1, 2020, the court ruled on Messrs. Wechuck and Krisky's motion to dismiss. The court determined our claims for contribution and indemnification based on PeriphaGen's state law claims for unfair competition and misappropriation of trade secrets can proceed. Our breach of contract claim will also go forward in full. Fact discovery is ongoing.
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
The Company has received insurance proceeds during fiscal year 2021 relating to legal defense costs and expenses associated with the PeriphaGen litigation. During the year ended December 31, 2021, the Company has received $1.6 million of insurance proceeds and we have recorded an additional $560 thousand as a receivable within Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet as management determined that the amount was probable of collection. Of the amount recorded as a receivable, $403 thousand was received in January 2022 and $157 thousand is estimated to be received in the second quarter. The reimbursements have been recorded as an offset to our legal fees included in General and Administrative expenses on the Consolidated Statements of Operations and within Operating Activities on the Condensed Consolidated Statements of Cash Flows.
7.    Capitalization
Sale of Common Stock

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

On December 3, 2021, the Company completed a public offering of 2,866,667 shares of its common stock, including 200,000 shares purchased by the underwriters, at $75.00 per share. Net proceeds to the Company from the offering were $201.9 million after deducting underwriting discounts and commissions of approximately $12.9 million, and other offering expenses payable by the Company of $227 thousand.
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
On December 31, 2020, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program"), under which Cowen will act as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of our common stock, having an aggregate offering price up to $150.0 million ("Placement Shares"). Related offering expenses payable by the Company were $172 thousand. The issuance and sale of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the year ended December 31, 2021, 262,500 shares of common stock were issued pursuant to the ATM Program at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting underwriting discounts and commissions of approximately $524 thousand, resulting in a remaining $132.5 million available for issuance under the ATM Program.
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

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

8.    Stock-Based Compensation
Stock Options
Options granted to employees and non-employees vest ratably over a four-year period and options granted to directors of the company vest ratably over one year to four-year periods. Stock options have a life of ten years.
The Company granted 1,422,450 and 891,250 stock options to employees, non-employees, and directors during the year ended December 31, 2021 and 2020, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Balance at January 1, 2020	420,766	$17.71	8.4	$15,859
Granted	891,250	47.29
Exercised	(84,285)	10.45
Cancelled or forfeited	(374,117)	38.24
Expired	—	—
Balance at December 31, 2020	853,614	$40.31	9.0	$16,804
Granted	1,422,450	66.88
Exercised	(54,260)	38.12
Cancelled or forfeited	(175,750)	61.35
Expired	(2,875)	75.82
Balance at December 31, 2021	2,043,179	$57.00	9.0	$31,331
Exercisable at December 31, 2021	307,250	$33.00	7.5	$11,354
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2021 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended December 31, 2021 and 2020 was $1.3 million and $3.1 million, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors during the years ended December 31, 2021 and 2020 was $43.05 and $30.99, respectively.
There was $59.1 million of unrecognized stock-based compensation expense related to employees’, non-employees’, and directors’ awards that is expected to be recognized over a weighted-average period of 3.2 years as of December 31, 2021.
The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$3,434	$994
General and administrative	10,235	2,278
Total stock-based compensation	$13,669	$3,272
We capitalize the portion of stock-based compensation that relates to work performed on the construction of new buildings. There was $284 thousand and $34 thousand of stock-based compensation that was capitalized in the years ended December 31, 2021 and 2020, respectively.
The Company recorded stock-based compensation expense of $13.7 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2021 and 2020:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

	Year Ended December 31,
	2021	2020
Expected stock price volatility	72%	75%
Expected term of the award (years)	6.2	6.2
Risk-free interest rate	1.10%	0.64%
Weighted average exercise price	$66.88	$47.29
Forfeiture Rate	—%	14.74%
Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over a four-year period. The Company granted 98,800 and zero RSAs to employees of the Company during the year ended December 31, 2021and 2020 respectively.
The following table summarizes the Company’s RSA activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2020	—	$—
Granted	98,800	$78.89
Vested	—	$—
Forfeited	—	$—
Non-vested RSAs as of December 31, 2021	98,800	$78.89
There was $6.1 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 3.2 years as of December 31, 2021.
The Company recorded stock-based compensation expense related to RSAs of $1.7 million and zero for the year ended December 31, 2021 and 2020, respectively, within General and Administrative expenses in the accompanying Consolidated Statements of Operations (in thousands):

Year Ended December 31,
2021
General and administrative	$1,650
Total stock-based compensation	$1,650
Shares remaining available for grant under the Company's stock incentive plan were 1,135,606, with a sublimit for incentive stock options of 315,383, at December 31, 2021.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

9.    Income Taxes
We did not record a current or deferred income tax expense or benefit for the years ended December 31, 2021 and 2020 due to the Valuation Allowance position. A reconciliation of income tax expense (benefit) computed at the statutory federal and state income tax rate for the year to income tax expense (benefit) as reflected in our financial statements for years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Federal income tax expense (benefit) at statutory rate	$(14,578)	$(6,752)
Change in valuation allowance	20,689	11,112
State income tax expense net of federal benefit	(5,436)	(2,632)
Credits	(1,295)	(887)
Other non-deductible expenses	675	(216)
Other	(55)	(625)
Total tax expense (benefit)	$—	$—

The significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$33,170	$19,189
Stock compensation	3,906	664
Build-to-suit lease liability	—	2,893
Lease liability	2,344	1,142
Depreciation	679	123
Accrued expenses	817	46
Capitalized costs	884	—
Credits	3,607	2,311
Total deferred tax assets	45,407	26,368
Valuation allowance	(42,732)	(22,043)
Deferred tax assets	2,675	4,325
Deferred tax liabilities:
ASTRA capitalized construction costs	—	(2,893)
Right-of-use assets	(2,111)	(954)
Prepaid expenses	(613)	(476)
Unrealized loss on marketable securities	49	(2)
Total deferred tax liabilities	(2,675)	(4,325)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2021.
As of December 31, 2021 and 2020, the Company had federal research and development credit carryforwards of approximately $2.4 million and $1.4 million, respectively. The federal tax credit carryforwards will begin to expire in 2039 if not utilized. As of December 31, 2021 and 2020, the Company also had orphan drug tax credit carryforwards of approximately $910 thousand and $724 thousand, respectively. The orphan drug tax credit carryforwards will begin to expire in 2038 if not utilized. The Company has not completed a formal research and development credit analysis, and as such, when an analysis is finalized, the Company plans to update its research and development credit carryforward and orphan drug tax credit carryforwards.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements — Continued

As of December 31, 2021 and 2020, the Company had state research and development credit carryforwards of approximately $321 thousand and $226 thousand, respectively. The state tax credit carryforwards will begin to expire in 2032 if not utilized.
As of December 31, 2021, the Company had cumulative U.S. federal NOL carryforwards of approximately $114.0 million. Of this amount, $5.0 million is available to offset future income tax liabilities and will expire in 2037, the remaining $109.0 million is available indefinitely to offset future income tax liabilities with no expiration period.
As of December 31, 2021, the Company had cumulative U.S. state NOL carryforwards of approximately $117.1 million. The state NOLs are available to offset future state income tax liabilities and will begin to expire in 2037.
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
The Company files income tax returns in the United States at the federal level and in states in which the Company conducts business activities. The federal and state income tax returns are generally subject to tax examinations for the tax year ended December 31, 2018, 2019 and 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.
10.    Related Party Transactions
In December 2019 the Company advanced $420 thousand to a member of our management team to cover the personal payroll and income taxes on their taxable income from NSO exercises. This employee repaid the Company in the full amount on January 6, 2020.
11.    Subsequent Events
The Company evaluates events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to identify matters that require disclosure. On January 7, 2022, the Company incorporated Krystal Biotech Switzerland GmbH, for the purpose of establishing initial operations in Europe for the development and commercialization of Krystal's pipeline.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act as of December 31, 2021.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report which is included herein.
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
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2021, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting

We are in the process of implementing new enterprise resource planning software, Microsoft Dynamics D365 (“Dynamics”), as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years. During the second and third quarter of 2021, we completed the implementation of the financial reporting and consolidation modules and the procurement modules, respectively. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. We expect Dynamics to strengthen our internal financial controls by automating a number of accounting and reporting processes and activities, thereby decreasing the number of manual processes previously required. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.
Other than as discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Krystal Biotech, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Krystal Biotech Inc.’s (“Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet and related statement of operations and comprehensive loss, stockholders’ equity, cash flows and the related notes of the Company and our report dated February 28, 2022 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
February 28, 2022

Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not Applicable.
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

4.3*	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 1, 2021)
10.1#
Indemnification Agreement by and between Krystal Biotech, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 14, 2017)

10.2#
Executive Employment Agreement, effective July 1, 2017, by and between Krystal Biotech, Inc. and Krish S. Krishnan (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 7, 2017)

10.3#
Executive Employment Agreement, effective May 1, 2017, by and between Krystal Biotech, Inc. and Suma M. Krishnan (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 7, 2017)

10.4#
Executive Employment Agreement, effective January 20, 2020, by and between Krystal Biotech, Inc. and Kathryn A. Romano (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 1, 2021)

10.5#	Executive Employment Agreement, effective May 3, 20201 by and between Krystal Biotech, Inc. and Andy Orth
10.6#	Executive Employment Agreement, effective January 18, 2022, by and between Krystal Biotech, Inc. and Jing Marantz
10.7#
Krystal Biotech, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 14, 2017)

Exhibit Number	Description
10.8#
Krystal Biotech, Inc. 2017 IPO Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 14, 2017)

10.9#
Form of Krystal Biotech, Inc. 2017 Stock Incentive Plan Notice of Stock Option Award (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 14, 2017)

10.10#
Form of Krystal Biotech, Inc. 2017 IPO Stock Incentive Plan Notice of Stock Option Award (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 14, 2017)

10.11
Lease Agreement, dated as of May 26, 2016, by and between Wharton Lender Associates, L.P. and Krystal Biotech, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 7, 2017)

10.12
Second Amendment to Lease Agreement, dated as of February 27, 2017, by and between Wharton Lender Associates, L.P. and Krystal Biotech, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 7, 2017)

10.13
Investors’ Rights Agreement, dated as of August 7, 2017, by and among Krystal Biotech, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.9 to Form S-1 (Reg. No. 333-220085), as filed with the SEC on August 21, 2017)

10.14
Third amendment to Lease Agreement, dated as of May 31, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 1, 2021)

10.15
Fourth amendment to Lease Agreement, dated as of October 22, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 1, 2021)

10.16
Fifth amendment to Lease Agreement, dated as of December 10, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 1, 2021)

10.17*	Sixth amendment to Lease Agreement and first amendment to storage space agreement, dated as of January 13, 2021, by and between Wharton Lender Associates, L.P. and Krystal Biotech, Inc.
10.18*	Seventh amendment to Lease Agreement, dated as of May 11, 2021, by and between Wharton Lender Associates, L.P. and Krystal Biotech, Inc.
10.19*	Eighth amendment to Lease Agreement, dated as of July 21, 2021, by and between Wharton Lender Associates, L.P. and Krystal Biotech, Inc.
10.20*	Ninth amendment to Lease Agreement, dated as of January 4, 2022, by and between Wharton Lender Associates, L.P. and Krystal Biotech, Inc.
10.21
Purchase and Sale Agreement, dated January 29, 2021, by and between Krystal Biotech, Inc. and Northfield I, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 2, 2021)

10.22
Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with The Whiting-Turner Contracting Company, dated June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2021)

10.23
Guaranteed Maximum Price Amendment to Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with The Whiting-Turner Contracting Company dated September 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2021)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on February 28, 2022.

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

Signature	Title	Date
/s/ Krish S. Krishnan	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Krish S. Krishnan

/s/ Kathryn A. Romano	Chief Accounting Officer (Principal Financial Officer)	February 28, 2022
Kathryn A. Romano

/s/ Suma M. Krishnan	Chief Operating Officer and Director	February 28, 2022
Suma M. Krishnan

/s/ Daniel S. Janney	Director	February 28, 2022
Daniel S. Janney

/s/ Dino A. Rossi	Director	February 28, 2022
Dino A. Rossi

/s/ Kirti Ganorkar	Director	February 28, 2022
Kirti Ganorkar

/s/ Julian Gangolli	Director	February 28, 2022
Julian Gangolli

/s/ Chris Mason	Director	February 28, 2022
Chris Mason

/s/ E. Rand Sutherland	Director	February 28, 2022
E. Rand Sutherland