Form 10-Q
period 2022-06-30
Krystal Biotech, Inc.
filed 2022-08-08
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2022, there were 25,664,287 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$218,720	$341,246
Short-term investments	206,845	96,850
Prepaid expenses and other current assets	3,205	4,171
Total current assets	428,770	442,267
Property and equipment, net	151,214	112,355
Long-term investments	12,902	64,371
Right-of-use assets	8,279	7,228
Other non-current assets	159	74
Total assets	$601,324	$626,295
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,229	$8,398
Current portion of lease liability	1,417	1,041
Accrued expenses and other current liabilities	23,781	16,297
Total current liabilities	34,427	25,736
Lease liability	7,716	6,983
Total liabilities	42,143	32,719
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at June 30, 2022 (unaudited) and December 31, 2021; 2,061,773 shares issued, and no shares outstanding at June 30, 2022 (unaudited) and December 31, 2021	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized at June 30, 2022 (unaudited) and December 31, 2021; 25,664,287 shares issued and outstanding at June 30, 2022 (unaudited); and 25,207,985 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	779,583	734,523
Accumulated other comprehensive loss	(1,545)	(163)
Accumulated deficit	(218,857)	(140,784)
Total stockholders' equity	559,181	593,576
Total liabilities and stockholders' equity	$601,324	$626,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Expenses
Research and development	$10,890	$6,594	$20,204	$12,795
General and administrative	17,863	9,799	33,771	17,951
Litigation settlement	—	—	25,000	—
Total operating expenses	28,753	16,393	78,975	30,746
Loss from operations	(28,753)	(16,393)	(78,975)	(30,746)
Other Income (Expense)
Interest and other income, net	645	30	902	64
Interest expense	—	—	—	(1,492)
Net loss	$(28,108)	(16,363)	(78,073)	(32,174)
Unrealized loss on available-for-sale securities and currency translation adjustment	(348)	(24)	(1,382)	(27)
Comprehensive loss	$(28,456)	$(16,387)	$(79,455)	$(32,201)

Net loss per common share: Basic and diluted	$(1.10)	$(0.74)	$(3.08)	$(1.48)

Weighted-average common shares outstanding: Basic and diluted	25,545,167	22,204,659	25,331,000	21,731,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2022	25,207,985	$—	$734,523	$(163)	$(140,784)	$593,576
Issuance of common stock, net	1,475	—	55	—	—	55
Shares surrendered for taxes and forfeitures	(10,379)	—	(649)	—	—	(649)
Stock-based compensation expense	—	—	6,571	—	—	6,571
Unrealized loss on investments and other	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	(49,965)	(49,965)
Balances at March 31, 2022	25,199,081	$—	$740,500	$(1,197)	$(190,749)	$548,554
Issuance of common stock, net	472,706	—	30,748	—	—	30,748
Shares surrendered for taxes and forfeitures	(7,500)	—	—	—	—	—
Stock-based compensation expense	—	—	8,335	—	—	8,335
Unrealized loss on investments and other	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(28,108)	(28,108)
Balances at June 30, 2022	25,664,287	$—	$779,583	$(1,545)	$(218,857)	$559,181

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2021	19,714,220	$—	$363,292	$6	$(71,214)	$292,084
Issuance of common stock, net	2,489,837	—	152,033	—	—	152,033
Stock-based compensation expense	—	—	2,350	—	—	2,350
Unrealized loss on investments and other	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(15,812)	(15,812)
Balances at March 31, 2021	22,204,057	$—	$517,675	$3	$(87,026)	$430,652
Issuance of common stock, net	975	—	14	—	—	14
Stock-based compensation expense	—	—	4,261	—	—	4,261
Unrealized loss on investments and other	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(16,363)	(16,363)
Balances at June 30, 2021	22,205,032	$—	$521,950	$(21)	$(103,389)	$418,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating Activities
Net loss	$(78,073)	$(32,174)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,991	1,202
Stock-based compensation expense	14,619	6,508
Non-cash interest expense	—	1,492
Other, net	(166)	(117)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	848	1,366
Other non-current assets	15	—
Lease liability	(286)	(175)
Accounts payable	24	(680)
Accrued expenses and other current liabilities	2,476	2,795
Net cash used in operating activities	(58,552)	(19,783)

Investing Activities
Purchases of property and equipment	(33,706)	(6,462)
Purchases of investments	(147,255)	(59,561)
Proceeds from maturities of investments	86,829	2,959
Net cash used in investing activities	(94,132)	(63,064)

Financing Activities
Issuance of common stock, net	30,807	152,065
Taxes paid related to settlement of restricted stock awards	(649)	—
Repayment of ASTRA build to suit liability	—	(7,960)
Net cash provided by financing activities	30,158	144,105

Net increase (decrease) in cash and cash equivalents	(122,526)	61,258

Cash and cash equivalents at beginning of period	341,246	268,269
Cash and cash equivalents at end of period	$218,720	$329,527

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$22,234	$10,143
Initial recognition of right-of-use assets	1,394	4,060
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
Liquidity
As of June 30, 2022, the Company had an accumulated deficit of $218.9 million. With the net proceeds raised from its public and private securities offerings, the Company believes that its cash, cash equivalents and short-term investments of approximately $425.6 million as of June 30, 2022 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the US Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, which consist of all normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented, are reflected in the interim condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operation.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 28, 2022.

Risks and Uncertainties
The coronavirus ("COVID-19") pandemic has resulted, and is likely to continue to result, in significant national and global economic uncertainty and may adversely affect the Company's business. The Company is continuing to actively monitor the impact of the COVID-19 pandemic and the related effects on its financial condition, liquidity, operations, suppliers, industry, and workforce. The full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that the pandemic could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2022.
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
Segment and Geographical Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company and the Company’s chief operating decision maker view the Company’s operations and manage its business in one operating segment, which is the business of developing and commercializing pharmaceutical products.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and investments. The Company’s policy is to invest its cash, cash equivalents and investments in money market funds, corporate bonds, commercial paper, government agency securities and various other bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the condensed consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.
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
The carrying amounts of financial instruments consisting of cash and cash equivalents, investments, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s consolidated financial statements, are reasonable estimates of fair value, primarily due to their short maturities. Marketable securities are classified as long-term investments if the holding period is longer than one year. The Company classifies all of its investments as available-for-sale.
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three and six months ended June 30, 2022 and 2021.

Leases
The Company accounts for its lease agreements in accordance with FASB ASC Topic 842, Leases. Right-of-use lease assets represent the right to use an underlying asset during the lease term and the lease obligations represent the commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations are recognized based on the present value of remaining lease payments over the lease term. As the Company’s lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, the Company has used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for lease and non-lease components of its operating leases as a single component.
For lease arrangements where it has been determined that the Company has control over an asset that is under construction and is thus considered the accounting owner of the asset during the construction period, the Company records a construction in progress asset and corresponding financial obligation on the condensed consolidated balance sheet. Once the construction is complete, an assessment is performed to determine whether the lease meets certain "sale-leaseback" criteria. If the sale-leaseback criteria are determined to be met, the Company will remove the asset and related financial obligation from the condensed consolidated balance sheet and treat the lease as either an operating or finance lease based on an assessment of the guidance. If, upon completion of construction, the project does not meet the "sale-leaseback" criteria, the lease will be treated as a financing obligation and the Company will depreciate the asset over its estimated useful life for financial reporting purposes once the asset has been placed into service.
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
ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations based on their grant-date fair values. Compensation expense is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term.
The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; and (iv) expected dividends. Once the Company's own sufficient historical volatility data was obtained, the Company eliminated the use of a representative peer group and began using only its own historical volatility data in its estimate of expected volatility.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions from non-owner sources. Unrealized gains or losses on available-for-sale securities is a component of other comprehensive gains or losses. We have not recorded any reclassifications from other comprehensive gains or losses to net loss during any period presented.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other accounting standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on the condensed consolidated statements or disclosures.
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock awards. There were 3,686,862 and 1,688,965 common share equivalents outstanding as of June 30, 2022 and 2021, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands, except share and per share data)	(Unaudited)		(Unaudited)
Numerator:
Net loss per common share	$(28,108)	$(16,363)	$(78,073)	$(32,174)
Denominator:
Weighted-average basic and diluted common shares	25,545,167	22,204,659	25,331,000	21,731,711
Basic and diluted net loss per common share	$(1.10)	$(0.74)	$(3.08)	$(1.48)

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$218,720	$—	$—	$218,720	$218,720	$—	$—
Subtotal	218,720	—	—	218,720	218,720	—	—
Level 2:
Commercial paper	46,157	1	(53)	46,105	—	46,105	—
Corporate bonds	97,808	—	(890)	96,918	—	88,853	8,065
U.S. government agency securities	77,317	—	(593)	76,724	—	71,887	4,837
Subtotal	221,282	1	(1,536)	219,747	—	206,845	12,902
Total	$440,002	$1	$(1,536)	$438,467	$218,720	$206,845	$12,902

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$341,246	$—	$—	$341,246	$341,246	$—	$—
Subtotal	341,246	—	—	341,246	341,246	—	—
Level 2:
Commercial paper	40,469	1	(4)	40,466	—	40,466	—
Corporate bonds	83,300	10	(114)	83,196	—	35,768	47,428
U.S. government agency securities	37,621	—	(62)	37,559	—	20,616	16,943
Subtotal	161,390	11	(180)	161,221	—	96,850	64,371
Total	$502,636	$11	$(180)	$502,467	$341,246	$96,850	$64,371
(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company's long-term marketable securities mature between one year and two years.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)
Construction in progress	$142,893	$104,340
Leasehold improvements	5,736	5,723
Furniture and fixtures	900	891
Computer equipment and software	96	85
Laboratory and manufacturing equipment	6,740	5,530
Total property and equipment	156,365	116,569
Accumulated depreciation and amortization	(5,151)	(4,214)
Property and equipment, net	$151,214	$112,355
Depreciation expense was $494 thousand and $956 thousand for the three and six months ended June 30, 2022 and $475 thousand and $914 thousand for the three and six months ended June 30, 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)
Accrued construction in progress	$14,631	$9,606
Accrued professional fees	3,812	2,011
Accrued payroll and benefits	2,896	2,882
Accrued preclinical and clinical expenses	2,094	1,602
Accrued financing costs	29	26
Accrued taxes	22	83
Other current liabilities	297	87
Total	$23,781	$16,297

6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and was scheduled to expire on October 31, 2017 (the “2016 Lease”). The 2016 Lease has been amended several times to increase the area leased, which currently consists of approximately 47,000 square feet and includes the commercial scale cGMP-compliant manufacturing facility, ANCORIS. As a result of the lease amendments, the 2016 Lease expiration date was extended to October 31, 2031.
On December 26, 2019, the Company entered into a lease agreement for a second commercial gene therapy facility ("ASTRA") in the Pittsburgh, Pennsylvania area ("ASTRA lease") with Northfield I, LLC (the "Landlord", "Northfield", or "Lessor") with an initial lease term that expired on October 31, 2035. The ASTRA lease contained an option ("Purchase

Option") to purchase the building, related improvements and take corresponding assignment of the Landlord's rights under its existing Ground Lease (the "Ground Lease"). A cash contribution in the amount of $2.4 million was paid to escrow on January 21, 2020. The contribution was intended to reduce the amount of the building construction costs and had the effect of reducing the base rental rate of the lease and as such, was recorded as prepaid rent in the consolidated balance sheet at the time of payment.
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
On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020, for a purchase price of $9.4 million. The Company held approximately $1.5 million on deposit with Northfield under the existing lease agreement and applied this deposit as a credit against the purchase price at closing. On February 1, 2021, Northfield delivered the space as substantially complete and made the space available for access by the Company, thus triggering lease commencement. As a result, the Company concluded that this transaction did not qualify for sale-leaseback accounting because it did not meet the definition of a sale. As control did not transfer to the Lessor at lease commencement, the transaction continued to be accounted for as construction in progress and a financing obligation. On March 5, 2021, the purchase closed and the Company determined that reclassification of the construction in progress to buildings and leasehold improvements was not appropriate as the interior of the building was not yet ready for its intended use. The building continues to be held under construction in progress as of June 30, 2022. The interior of the building is currently under construction and is expected to be completed and validated in 2022. From construction completion to the closing of the purchase, the Company recognized interest expense to accrete the financial obligation to a balance that equaled the cash consideration that was paid upon the close of purchase. For more information about the expected construction costs associated with ASTRA, see "ASTRA Contractual Obligations" below.
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
On December 15, 2021, the Company entered into a 3 year lease agreement for the Boston, Massachusetts office that commenced in January 2022 and expires in January 2025.
As of June 30, 2022, future minimum commitments under the Company’s operating leases were as follows (in thousands):

Operating Leases
2022 (remaining six months)	$743
2023	1,510
2024	1,539
2025	1,277
2026	1,277
Thereafter	12,063
Future minimum operating lease payments	$18,409
Less: Interest	9,276
Present value of lease liability	$9,133
On May 16, 2022, the Company entered into a 16 month lease agreement for the Zug, Switzerland office ("Switzerland Lease") that commences on September 1, 2022 and expires December 31, 2023. As of June 30, 2022, the Company has not recorded a right-of-use asset or corresponding lease liability, as the Company has not yet gained control over the Switzerland Lease. Future minimum operating lease payments under the Switzerland Lease are $22 thousand and $89 thousand for the years ending 2022 and 2023, respectively.

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	(unaudited)
	June 30, 2022	December 31, 2021
Operating leases:
Right-of-use assets	$8,279	$7,228
Current portion of lease liability	1,417	1,041
Lease liability	7,716	6,983
Total lease liability	$9,133	$8,024
Weighted average remaining lease term, in years	12.9	14.4
Weighted average discount rate	9.4%	9.5%

The Company recorded operating lease costs of $391 thousand and $800 thousand for the three and six months ended June 30, 2022 and $278 thousand and $497 thousand for the three and six months ended June 30, 2021, respectively. The Company recorded variable lease costs of $71 thousand and $120 thousand for the three and six months ended June 30, 2022 and $81 thousand and $118 thousand for the three and six months ended June 30, 2021, respectively.
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs relate to the manufacturing of sterile gel that is mixed with in-house produced vectors as part of the final drug product applied in certain of our clinical trials. These agreements may also include research and development activities, storage, packaging, labeling, and/or testing of our preclinical and clinical-stage products. The Company is obligated to make milestone payments under certain of these agreements. The estimated remaining commitment as of June 30, 2022 under these agreements is approximately $2.1 million. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $1.2 million and $3.0 million for each of the three and six months ended June 30, 2022 and $718 thousand and $2.5 million for the three and six months ended June 30, 2021.
Commercial Preparedness Activities
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon commercial preparedness and market research activities relating to our lead product candidate. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. The estimated remaining commitment as of June 30, 2022 is $5.1 million. The Company has incurred expenses under these activities of $3.1 million and $6.2 million for the three and six months ended June 30, 2022 and $974 thousand and $2.3 million for the three and six months ended June 30, 2021.
ASTRA Contractual Obligations
The Company has contracted with various third parties to construct our second cGMP facility, ASTRA. Additionally, the Company has entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of June 30, 2022 is $17.9 million. The Company has included costs incurred to-date associated with ASTRA within construction in progress as of June 30, 2022.
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
Effective September 13, 2021, the Company entered into a guaranteed maximum price amendment (the "Amendment") to the Agreement to set forth the guaranteed maximum price, as well as the date by which Whiting-Turner is to achieve Substantial Completion (as defined in the Agreement). Under the Amendment, the guaranteed maximum price to be paid by the Company is $83.0 million, subject to certain additions and deductions by change orders as provided by the Agreement. Whiting-Turner’s work under the Agreement represents a portion of the work necessary to complete construction of the ASTRA facility and, therefore the date of Substantial Completion of Whiting-Turner’s work under the Agreement does not equate to the date of completion of ASTRA. The guaranteed maximum price under the Agreement constitutes only a portion of the total estimated cost of building and equipping ASTRA.
Legal Proceedings
On May 1, 2020, a complaint was filed against the Company in the United States District Court for the Western District of Pennsylvania by PeriphaGen, Inc. ("PeriphaGen"), which also named our Chief Executive Officer and President, R&D, Krish Krishnan and Suma Krishnan, respectively. The complaint alleged breach of contract and misappropriation of trade secrets, which secrets the plaintiff asserted were used to develop our product candidates, including the vector backbones, and our STAR-D platform. The Company answered the complaint on June 26, 2020 by denying the allegations and brought a counterclaim asking the court to declare that the Company did not misappropriate PeriphaGen’s trade secrets or confidential information, and to further declare that the Company is the rightful and sole owner of our product candidates and STAR-D platform. In addition, the Company filed a third-party complaint against two principals of PeriphaGen, James Wechuck and David Krisky, alleging breach of contract and seeking contribution and indemnification from them in the event PeriphaGen is awarded damages.
On March 9, 2022, the court officially ordered the parties to attend mediation on March 11, 2022. During the course of the mediation process, the parties were able to exchange information, allowing the parties to value their positions. On March 12, 2022, the Company entered into a binding term sheet to settle the dispute. On April 27, 2022, the Company entered into a final settlement agreement and paid PeriphaGen an upfront payment of $25.0 million on April 28, 2022 for: (i) the release of all claims in the trade secret litigation with PeriphaGen; (ii) the acquisition of certain PeriphaGen assets, and (iii) the grant of a license by PeriphaGen for dermatological applications. Upon approval of Krystal’s first product by the U.S. Food and Drug Administration, Krystal will pay PeriphaGen an additional $12.5 million, followed by three additional $12.5 million contingent milestone payments upon reaching $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. As defined in the settlement agreement, cumulative sales shall include all revenue from sales of Krystal products by Krystal and its affiliates and licensees, as reported by Krystal in its annual Form 10-K filings. If all milestones are achieved, the total consideration for settling the dispute, acquiring certain assets, and granting of a license from PeriphaGen will be $75.0 million.
The Company recorded the $25.0 million under litigation settlement expense on the condensed consolidated statements of operations for the six months ended June 30, 2022. The additional contingent milestone payments were not deemed probable due to uncertainty in the achievement of these milestones as of June 30, 2022, and therefore no additional accrual has been recorded.
The Company has received $768 thousand of insurance proceeds during the three and six months ended June 30, 2022 and Company recorded an additional $369 thousand as a receivable within prepaid expenses and other current assets on the condensed consolidated balance sheet as management determined that the amount was probable of collection relating to legal defense costs and expenses associated with the PeriphaGen litigation. The reimbursements have been recorded as an offset to our legal fees included in general and administrative expenses on the condensed consolidated statements of operations and within operating activities on the condensed consolidated statements of cash flows.
7.    Capitalization
Sale of Common Stock
The Company sells shares of common stock from time to time pursuant to its previously executed sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program") finalized on December 31, 2020, under which Cowen acts as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of common stock having an aggregate offering price up to $150.0 million ("Placement Shares"). The issuance and sale of the Placement Shares by the Company under the Sales Agreement are made pursuant to the Company's effective "shelf" registration statement on Form S-3. During 2021, the Company issued and sold 262,500 shares of common stock at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting selling commissions of approximately $524 thousand. During the six months ended June 30, 2022, the Company issued and sold 434,782 shares of common stock at a weighted average price of $69.00 per share for net proceeds of $29.1 million after deducting selling commissions of approximately $900 thousand, resulting in a remaining $102.5 million available for issuance under the ATM Program.

On December 3, 2021, the Company completed an underwritten public offering of 2,866,667 shares of its common stock, including 200,000 shares purchased by the underwriters pursuant to their option to purchase additional shares, at $75.00 per share. Net proceeds to the Company from the offering were $201.9 million after deducting underwriting discounts and commissions of approximately $12.9 million, and other offering expenses payable by the Company of $227 thousand.
On February 1, 2021, the Company completed an underwritten public offering of 2,211,538 shares of its common stock, including 288,461 shares purchased by the underwriters pursuant to their option to purchase additional shares, at $65.00 per share. Net proceeds to the Company from the offering were $134.9 million after deducting underwriting discounts and commissions of approximately $8.6 million, and other offering expenses payable by the Company of $198 thousand.
8.    Stock-Based Compensation
Stock Options
Options granted to employees and non-employees vest ratably over four-year periods and stock options granted to directors of the company vest ratably over one-year to four-year periods. Stock options have a life of ten years.
The Company granted 544,500 and 1,724,000 stock options to employees and directors of the Company during the three and six months ended June 30, 2022, respectively, and 297,500 and 799,950 stock options to employees and directors of the Company during the three and six months ended June 30, 2021, respectively.
The Company granted 45,000 stock options to non-employees during the three and six months ended June 30, 2022, respectively, and zero stock options to non-employees during the three and six months ended June 30, 2021, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2021	2,043,179	$57.00	9.0	$31,331
Granted	1,769,000	$62.19
Exercised	(39,399)	$44.13
Cancelled or forfeited	(151,642)	$55.24
Expired	(876)	$74.92
Outstanding at June 30, 2022	3,620,262	$59.75	9.1	$28,341
Exercisable at June 30, 2022	536,979	$47.48	7.5	$11,184
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2022 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised during the three and six months ended June 30, 2022 was $704 thousand and $739 thousand, respectively, and during the three and six months ended June 30, 2021 was $64 thousand and $872 thousand, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors during the three and six months ended June 30, 2022 was $42.90 and $43.03, respectively, and during the three and six months ended June 30, 2021 was $42.53 and $47.25, respectively.
There was $115.7 million of unrecognized stock-based compensation expense related to employees', non-employees', and directors’ option awards that is expected to be recognized over a weighted-average period of 3.3 years as of June 30, 2022.
The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Research and development	$1,995	$1,084	$3,363	$1,600
General and administrative	5,776	2,625	10,357	4,240
Total stock-based compensation	$7,771	$3,709	$13,720	$5,840
We capitalize the portion of stock-based compensation that relates to work performed on the construction of new buildings. There was $146 thousand and $287 thousand of stock-based compensation that was capitalized in the three and six months ended June 30, 2022, respectively, and $66 thousand and $103 thousand of stock-based compensation that was capitalized in the three and six months ended June 30, 2021, respectively.
The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended March 31,
	2022	2021	2022	2021
Expected stock price volatility	78%	72%	78%	72%
Expected term of the award (years)	6.17	6.10	6.21	6.18
Risk-free interest rate	2.92%	1.05%	2.17%	1.02%
Weighted average exercise price	$61.51	$66.58	$62.19	$73.42
Forfeiture rate	—%	—%	—%	—%
Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over a four-year period. The Company granted zero RSAs to employees of the Company during the three and six months ended June 30, 2022, respectively, and zero and 98,800 RSAs to employees of the Company during the three and six months ended June 30, 2021, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2021	98,800	$78.89
Granted	—	$—
Vested	(14,321)	$78.89
Surrendered or forfeited	(17,879)	$78.89
Non-vested RSAs as of June 30, 2022	66,600	$78.89
There was $4.7 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 2.7 years as of June 30, 2022.
The Company recorded stock-based compensation expense related to RSAs in the condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
General and administrative	$418	$486	$899	$668
Total stock-based compensation	$418	$486	$899	$668

Shares remaining available for grant under the Company’s stock incentive plan were 530,991, with a sublimit for incentive stock options of 1,296, at June 30, 2022.
9.    Subsequent Events
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
•our business model and strategic plans for our business, product candidates and technology;
•the cost of building a medical affairs and commercial organization, including a sales force in anticipation of commercialization of B-VEC and any additional product candidates;
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
•global economic conditions, including the recent rise in inflation; and
•the impact of changes in laws and regulations.
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

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

Krystal Biotech Pipeline

	Product	Protein	Indication	Discovery	Preclinical	Phase 1/2	Phase 3	Key Upcoming Milestone	Ownership
Dermatology	B-VEC†¤•Δ‡§	Type VII collagen	Dystrophic Epidermolysis Bullosa					BLA filed in 2Q22; File MAA in 2H22	Krystal
Dermatology	KB105†¤•‡	Transglutaminase 1 (TGM1)	TGM1-deficient ARCI					Resume dosing in Phase 2 study in 2H22	Krystal
Dermatology	KB104¤	Serine Peptidase Inhibitor Kazal Type 5 (SPINK5)	Netherton Syndrome					File IND in 2H22	Krystal
Dermatology	KB1XX	Undisclosed Programs							Krystal
Dermatology	KB5XX	Vector Encoded Antibodies	Chronic Skin Conditions						Krystal
Respiratory	KB407†¤‡	Cystic Fibrosis Transmembrane Conductance Regulator (CFTR)	Cystic Fibrosis					Dosing in US and Australia in 2H22	Krystal
Respiratory	KB408	Alpha-1 antitrypsin (AAT)	alpha-1 antitrypsin deficiency						Krystal
Respiratory	KB4XX	Undisclosed Programs							Krystal

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

Pipeline Highlights and Recent Developments
B-VEC is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of dystrophic epidermolysis bullosa ("dystrophic EB"), a serious rare skin disease caused by missing or mutated type VII collagen protein. Our randomized, double-blind, placebo-controlled GEM-3 pivotal study was designed to evaluate topical B-VEC as compared to placebo in dystrophic EB patients. Following public announcement of topline data from the GEM-3 study trial on November 29, 2021, we presented more detailed results at the 2022 American Academy of Dermatology Annual Meeting on March 26, 2022 and at the Society of Investigative Dermatology Annual Meeting on May 19, 2022. On March 28, 2022, we announced that results from the Phase 1 and 2 study of B-VEC were published in Nature Medicine. In 2Q 2021, we began enrolling patients into an open label extension ("OLE") study, including patients who participated in the Phase 3 study, as well as new participants who meet all enrollment criteria. Based on the feedback from the FDA following their review of our human factors validation study report, we announced on April 11, 2022 our plan to offer dystrophic EB patients enrolled in the GEM-3 OLE, the opportunity to be dosed in their homes by a healthcare professional.
On June 22, 2022, we filed a Biologics License Application with the FDA seeking approval of B-VEC for the treatment of patients with dystrophic EB, and we expect to file a Marketing Authorization Application with the European Medicines Agency in 2H 2022. We can provide no assurances as to whether B-VEC will be approved or the ultimate timing of any approval from either agency.
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator ("CFTR") transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated CFTR gene. On August 1, 2022, we announced that the FDA had accepted our KB407 Investigational New Drug ("IND") application, and we plan to initiate a Phase 1 clinical study ("CORAL-1/US study") of inhaled KB407 in patients with cystic fibrosis ("CF") in the U.S. in 2H 2022. Previously, on September 29, 2021, we announced that the Bellberry Human Research Ethics Committee in Australia granted approval to conduct a Phase 1 clinical study ("CORAL-1/AU study") of inhaled KB407 in patients with CF. We have begun screening patients for enrollment in the CORAL-1/AU study and plan to initiate dosing in 2H22.
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis ("TGM1-ARCI"), a serious rare skin disorder caused by missing or mutated TGM1 protein. A randomized, placebo-controlled Phase 1/2 study is ongoing. On July 1, 2021, we announced data from the fourth patient dosed in the trial, showing repeat topical KB105 dosing continued to be well tolerated with no adverse events or evidence of immune response. We plan to resume dosing in the KB105 Phase 1/2 study later this year.
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
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary Jeune Aesthetics, Inc. ("Jeune"). A summary description of Jeune’s lead product candidate and its status is as follows:
KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. On March 22, 2022, we announced positive proof-of-concept efficacy data from Cohort 2 of the PEARL-1 study of KB301. In Q2 2022, subjects from the PEARL-1 Cohort 2 trial were enrolled in a durability trial to evaluate duration of treatment effect, reduction of the unevenness in placebo treated sites, and long term safety monitoring. We anticipate announcing data from the durability trial in 2H 2022 and initiating a Phase 2 trial in 4Q 2022 or early 2023.
Jeune has several other aesthetic medicine product candidates in various stages of preclinical development as reflected in the chart above.

COVID-19 Update
To date the impact of the COVID-19 pandemic on our business and clinical trials in the U.S. has been minimal. We will continue to assess the potential impact of the pandemic on our business and operations, including our supply chain and preclinical and clinical trial activities. Outside of the U.S., we have experienced pandemic-related delays in clinical trial initiation in Australia, and we will continue to closely monitor the impact that future pandemic developments have on this and our other clinical trials, going forward. For additional information regarding the impact of the coronavirus pandemic, please see "Risk Factor - Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development efforts of our product candidates and adversely impact our business." in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Financial Overview
Revenue
We currently have no approved products for commercial marketing or sale and have not generated any revenue from the sale of products or other sources to date. In the future, we may generate revenue from product sales, royalties on product sales, or license fees, milestones, or other upfront payments if we enter into any collaborations or license agreements. We expect that our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such sales.
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue our open label extension study for B-VEC, resume dosing with KB105 Phase 1/2 clinical trial, initiate a Phase 2 trial for KB301, initiate a Phase 1 trial for KB407, initiate a Phase 1 trial for KB104, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and, as a result, the actual costs to complete clinical trials may exceed the expected costs.
General and Administrative Expenses
General and administrative expenses consist principally of salaries and other related costs, including stock-based compensation for personnel in our executive, commercial, business development and other administrative functions. General and administrative expenses also include professional fees associated with corporate and intellectual property-related legal expenses, consulting and accounting services, facility-related costs and expenses associated with obtaining and maintaining patents. Other general and administrative costs include travel expenses.
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
ASTRA Capital Expenditures
On March 5, 2021, we closed on the purchase of the building that was constructed to house our second cGMP facility, ASTRA. We are currently in the process of constructing the interior build-out of this facility and we have entered into a contract with Whiting-Turner who manages the construction of ASTRA. Further, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. We expect to continue to incur significant capital expenditures related to ASTRA as we construct and validate this facility, which is expected to be completed in 2022.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three and six months ended June 30, 2022 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations
Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
(In thousands)	(unaudited)
Expenses
Research and development	$10,890	$6,594	$4,296
General and administrative	17,863	9,799	8,064
Total operating expenses	28,753	16,393	12,360
Loss from operations	(28,753)	(16,393)	(12,360)
Other Income (Expense)
Interest and other income, net	645	30	615
Net loss	$(28,108)	$(16,363)	$(11,745)
Research and Development Expenses
Research and development expenses increased $4.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Higher research and development expenses were due to an increase in preclinical, clinical and pre-commercial manufacturing activities of $1.3 million, payroll related expenses of $1.9 million, which were primarily driven by an increase in headcount to support overall growth, and includes a $911 thousand increase in stock-based compensation, outsourced research and development activities of $803 thousand and other research and development expenses of $316 thousand, primarily due to software related costs and rent.
General and Administrative Expenses
General and administrative expenses increased $8.1 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $6.5 million, which was primarily driven by an increase in headcount in our executive, commercial, business development and other administrative functions to support overall growth, and includes a $3.1 million increase in stock-based compensation, commercial preparedness expenses of approximately $1.7 million, medical affairs costs of $268 thousand, software related costs of $165 thousand, business development costs of $215 thousand, travel related activities of $136 thousand and other administrative expenses of $460 thousand, primarily due to charitable contributions and conference expenses. These increases were offset by a net decrease in legal and professional fees of approximately $1.3 million, which includes $68 thousand of insurance proceeds.
Other Income (Expense)
Interest and other income for the three months ended June 30, 2022 and 2021 was $645 thousand and $30 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments.

Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
(In thousands)	(unaudited)
Expenses
Research and development	$20,204	$12,795	$7,409
General and administrative	33,771	17,951	15,820
Litigation settlement	25,000	—	25,000
Total operating expenses	78,975	30,746	48,229
Loss from operations	(78,975)	(30,746)	(48,229)
Other Income (Expense)
Interest and other income, net	902	64	838
Interest expense	—	(1,492)	1,492
Net loss	$(78,073)	$(32,174)	$(45,899)
Research and Development Expenses
Research and development expenses increased $7.4 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Higher research and development expenses were due to an increase in preclinical, clinical and pre-commercial manufacturing activities of $2.5 million, payroll related expenses of $3.5 million, which were primarily driven by an increase in headcount to support overall growth, and includes a $1.8 million increase in stock-based compensation, outsourced research and development activities of $909 thousand and other research and development expenses of $586 thousand, primarily due to software related costs and rent. These increases were partially offset by a decrease in travel related activities of approximately $61 thousand.
General and Administrative Expenses
General and administrative expenses increased $15.8 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $12.2 million, which was primarily driven by an increase in headcount in our executive, commercial, business development and other administrative functions to support overall growth, and includes a $6.4 million increase in stock-based compensation, commercial preparedness expenses of approximately $3.2 million, medical affairs costs of $336 thousand, software related costs of $295 thousand, business development costs of $378 thousand, travel related activities of $189 thousand, and other administrative expenses of $948 thousand, primarily due to rent, taxes, charitable contributions and conference expenses. These increases were offset by a net decrease in legal and professional fees of approximately $1.7 million, which includes $577 thousand of insurance proceeds.
Litigation settlement
Litigation settlement for the six months ended June 30, 2022 and 2021 was $25.0 million and zero, respectively, and consisted of the settlement of litigation with PeriphaGen. See "Legal Proceedings" in Note 6 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Other Income (Expense)
Interest and other income for the six months ended June 30, 2022 and 2021 was $902 thousand and $64 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments.
Interest expense for the six months ended June 30, 2022 and 2021 was zero and $1.5 million, respectively, and related to accretion of the financial obligation for the build to suit lease liability during the six months ended June 30, 2021 to a balance that equaled the purchase consideration for ASTRA.

Liquidity and Capital Resources
Overview
At June 30, 2022, our cash, cash equivalents and short-term investments balance was approximately $425.6 million. Since operations began, we have incurred operating losses. Our net losses were $28.1 million and $78.1 million for the three and six months ended June 30, 2022, respectively, and $16.4 million and $32.2 million for the three and six months ended June 30, 2021, respectively. At June 30, 2022, we had an accumulated deficit of $218.9 million. With the net proceeds raised from our previous public and private securities offerings and our ability to issue additional shares under our current ATM program, the Company believes that our cash, cash equivalents and short-term investments as of June 30, 2022 will be sufficient to allow the Company to fund operations for at least 12 months from the filing date of this Form 10-Q.
As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. Furthermore, we expect to incur increasing costs associated with satisfying regulatory and quality standards, maintaining product and clinical trials, and furthering our efforts around our current and future product candidates. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources.
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of B-VEC, KB105, KB301 or our planned preclinical studies for our other product candidates, or our operations. Further, we do not expect to generate any product revenues until 4Q 2022, at the earliest, assuming we receive marketing approval for B-VEC on the schedule we currently contemplate. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to continue to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we will be required to pay $12.5 million upon the approval of our first product by the FDA, followed by three additional $12.5 million contingent milestone payments upon reaching $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch B-VEC, KB105, KB301 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, payments of settlement amounts to PeriphaGen and general overhead costs. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, manufacturing, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding.
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
•the continued development and the filing of an IND application for future product candidates;
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(58,552)	$(19,783)
Net cash used in investing activities	(94,132)	(63,064)
Net cash provided by financing activities	30,158	144,105
Net increase (decrease) in cash	$(122,526)	$61,258
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $58.6 million and consisted primarily of a net loss of $78.1 million adjusted for non-cash items primarily comprised of depreciation and amortization and stock-based compensation expense of $16.4 million, and including net changes in operating assets and liabilities of approximately $3.1 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $19.8 million and consisted primarily of a net loss of $32.2 million adjusted for non-cash items primarily comprised of depreciation and amortization and stock-based compensation expense of approximately $7.7 million and build to suit interest expense of $1.5 million, including net changes in operating assets and liabilities of approximately $3.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $94.1 million and consisted primarily of expenditures of $33.7 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, $147.3 million on the purchase of short-term and long-term investments, partially offset by proceeds of $86.8 million received from the maturities of short-term investments.
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
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $30.2 million and consisted primarily of proceeds of $30.8 million received from our ATM Program and exercises of stock options and offset by $649 thousand used for the employee tax withholding payment for settlement of vested restricted stock awards.
During the six months ended June 30, 2022, the Company issued and sold 434,782 shares of common stock at a weighted average price of $69.00 per share for net proceeds of $29.1 million after deducting underwriting discounts and commissions of approximately $900 thousand.
For the six months ended June 30, 2022, the Company received proceeds of $1.7 million from the exercise of stock options.
Net cash provided by financing activities for the three months ended June 30, 2021 was $144.1 million and consisted primarily of proceeds of $152.1 million received from our ATM Program, a public offering, and exercises of stock options, partially offset by $8.0 million used for the purchase of the ASTRA building.
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
For the six months ended June 30, 2021, the Company received proceeds of $360 thousand from the exercise of stock options.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk

We had cash, cash equivalents and short-term investments of $425.6 million at June 30, 2022, which consist primarily of money market, bank deposits, commercial paper, corporate bonds, and government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short and long-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and short-term investments have a significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that the investments we make in the future will not be subject to adverse changes in market value. Our cash, cash equivalents and short and long-term investments are recorded at fair value.

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
Other than as discussed above, no change in our internal control over financial reporting occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2022, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: August 8, 2022	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)