Form 10-Q
period 2022-09-30
Krystal Biotech, Inc.
filed 2022-11-07
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 25,747,647 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$186,409	$341,246
Short-term investments	208,011	96,850
Prepaid expenses and other current assets	3,158	4,171
Total current assets	397,578	442,267
Property and equipment, net	157,786	112,355
Long-term investments	12,557	64,371
Right-of-use assets	8,253	7,228
Other non-current assets	205	74
Total assets	$576,379	$626,295
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,761	$8,398
Current portion of lease liability	1,547	1,041
Accrued expenses and other current liabilities	20,724	16,297
Total current liabilities	28,032	25,736
Lease liability	7,575	6,983
Total liabilities	35,607	32,719
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; $0.00001 par value; 20,000,000 shares authorized at September 30, 2022 and December 31, 2021; 2,061,773 shares issued, and no shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock; $0.00001 par value; 80,000,000 shares authorized a September 30, 2022 and December 31, 2021; 25,709,664 shares issued and outstanding at September 30, 2022; and 25,207,985 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	790,954	734,523
Accumulated other comprehensive loss	(1,475)	(163)
Accumulated deficit	(248,707)	(140,784)
Total stockholders' equity	540,772	593,576
Total liabilities and stockholders' equity	$576,379	$626,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Expenses
Research and development	$11,516	$6,080	$31,720	$18,875
General and administrative	19,935	9,572	53,705	27,524
Litigation settlement	—	—	25,000	—
Total operating expenses	31,451	15,652	110,425	46,399
Loss from operations	(31,451)	(15,652)	(110,425)	(46,399)
Other Income (Expense)
Interest and other income, net	1,601	63	2,502	127
Interest expense	—	—	—	(1,492)
Net loss	$(29,850)	(15,589)	(107,923)	(47,764)
Unrealized gain (loss) on available-for-sale securities and currency translation adjustment	70	7	(1,312)	(20)
Comprehensive loss	$(29,780)	$(15,582)	$(109,235)	$(47,784)

Net loss per common share: Basic and diluted	$(1.17)	$(0.70)	$(4.24)	$(2.18)

Weighted-average common shares outstanding: Basic and diluted	25,619,125	22,212,266	25,428,097	21,893,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2022	25,207,985	$—	$734,523	$(163)	$(140,784)	$593,576
Issuance of common stock, net	1,475	—	55	—	—	55
Shares surrendered for taxes and forfeitures	(10,379)	—	(649)	—	—	(649)
Stock-based compensation expense	—	—	6,571	—	—	6,571
Unrealized gain (loss) on investments and other	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	(49,965)	(49,965)
Balances at March 31, 2022	25,199,081	$—	$740,500	$(1,197)	$(190,749)	$548,554
Issuance of common stock, net	472,706	—	30,748	—	—	30,748
Shares surrendered for taxes and forfeitures	(7,500)	—	—	—	—	—
Stock-based compensation expense	—	—	8,335	—	—	8,335
Unrealized gain (loss) on investments and other	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(28,108)	(28,108)
Balances at June 30, 2022	25,664,287	$—	$779,583	$(1,545)	$(218,857)	$559,181
Issuance of common stock, net	45,377	—	2,176	—	—	2,176
Stock-based compensation expense	—	—	9,195	—	—	9,195
Unrealized gain (loss) on investments and other	—	—	—	70	—	70
Net loss	—	—	—	—	(29,850)	(29,850)
Balances at September 30, 2022	25,709,664	$—	$790,954	$(1,475)	$(248,707)	$540,772

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2021	19,714,220	$—	$363,292	$6	$(71,214)	$292,084
Issuance of common stock, net	2,489,837	—	152,033	—	—	152,033
Stock-based compensation expense	—	—	2,350	—	—	2,350
Unrealized gain (loss) on investments and other	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(15,812)	(15,812)
Balances at March 31, 2021	22,204,057	$—	$517,675	$3	$(87,026)	$430,652
Issuance of common stock, net	975	—	14	—	—	14
Stock-based compensation expense	—	—	4,261	—	—	4,261
Unrealized gain (loss) on investments and other	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(16,363)	(16,363)
Balances at June 30, 2021	22,205,032	$—	$521,950	$(21)	$(103,389)	$418,540
Issuance of common stock, net	32,952	—	1,534	—	—	1,534
Stock-based compensation expense	—	—	3,745	—	—	3,745
Unrealized gain (loss) on investments and other	—	—	—	7	—	7
Net loss	—	—	—	—	(15,589)	(15,589)
Balances at September 30, 2021	22,237,984	$—	$527,229	$(14)	$(118,978)	$408,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating Activities
Net loss	$(107,923)	$(47,764)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,966	1,985
Stock-based compensation expense	23,678	10,174
Loss on disposals of fixed assets	22	—
Non-cash interest expense	—	1,492
Other, net	(224)	(224)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,031	1,038
Other non-current assets	(31)	—
Lease liability	(459)	(240)
Accounts payable	(316)	(225)
Accrued expenses and other current liabilities	3,016	6,726
Net cash used in operating activities	(78,240)	(27,038)

Investing Activities
Purchases of property and equipment	(47,762)	(27,453)
Purchases of investments	(214,712)	(83,810)
Proceeds from maturities of investments	153,599	11,033
Net cash used in investing activities	(108,875)	(100,230)

Financing Activities
Issuance of common stock, net	32,927	153,573
Taxes paid related to settlement of restricted stock awards	(649)	—
Repayment of ASTRA build to suit liability	—	(7,960)
Net cash provided by financing activities	32,278	145,613

Net (decrease) increase in cash and cash equivalents	(154,837)	18,345

Cash and cash equivalents at beginning of period	341,246	268,269
Cash and cash equivalents at end of period	$186,409	$286,614

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$15,305	$23,213
Initial recognition of right-of-use assets	1,556	4,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations on April 15, 2016. On March 31, 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. On June 19, 2018, the Company incorporated Krystal Australia Pty Ltd., an Australian proprietary limited company, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies in Australia. On April 23, 2019, the Company incorporated Jeune Aesthetics, Inc., formerly known as Jeune, Inc. ("Jeune"), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. On January 7, 2022 and August 25, 2022, the Company incorporated Krystal Biotech Switzerland GmbH and Krystal Biotech Netherlands, B.V., respectively, for the purpose of establishing initial operations in Europe for the development and commercialization of Krystal's pipeline.
We are a biotechnology company focused on developing and commercializing genetic medicines for patients with rare diseases. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or potentially in the patient’s home by a healthcare professional. Our goal is to develop easy-to-use medicines to dramatically improve the lives of patients living with rare diseases and chronic conditions. Our innovative technology platform is supported by in-house, commercial scale current good manufacturing practices ("cGMP") manufacturing capabilities.
Liquidity
As of September 30, 2022, the Company had an accumulated deficit of $248.7 million. With the net proceeds raised from its public offerings, the Company believes that its cash, cash equivalents and short-term investments of approximately $394.4 million as of September 30, 2022 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through the sale of equity and debt financings and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, all adjustments, which consist of all normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented, are reflected in the interim condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operation.
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
Investments with maturities of less than one year are classified as short-term investments on the condensed consolidated balance sheets and consist of commercial paper, corporate bonds, and government agency securities. Investments with maturities of greater than one year are classified as long-term investments on the condensed consolidated balance sheets and consist of corporate bonds and government agency securities. Accrued interest on corporate bonds and government agency securities are also classified as short-term investments.
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
The carrying amounts of financial instruments consisting of cash and cash equivalents, investments, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s condensed consolidated financial statements, are reasonable estimates of fair value, primarily due to their short maturities.
Our available-for-sale, short-term and long-term investments, which consist of commercial paper, corporate bonds, and U.S. government agency securities are considered to be Level 2 valuations. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.
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

Computer equipment and software	3 - 7 years
Laboratory and manufacturing equipment	3 - 20 years
Furniture and fixtures	3 - 7 years
Leasehold improvement	lesser of remaining useful life or remaining lease term
The Company reviews the estimated useful lives of its property and equipment on a continuing basis. In evaluating the useful lives, the Company considers how long assets will remain functionally effective, whether the technology continues to be relevant and considers other competitive and economic factors. If the assessment indicates that the assets will be used for a shorter or longer period than previously anticipated, the useful life of the assets is adjusted, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the current carrying values of the assets over their revised remaining useful lives.

The review performed by the Company in the current year indicated that certain pieces of lab equipment would be functional for a longer term than previously estimated and as a result, the Company increased the useful lives of these assets from 7 to 15 years. This change was effective and accounted for prospectively beginning in Q3 2022. The effect of this change in useful life estimate did not result in a material change to depreciation expense.
Construction in progress ("CIP") is not depreciated until the asset is placed in service.

Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. The Company has not recognized any impairment losses for the three and nine months ended September 30, 2022 and 2021, respectively.
Leases
The Company accounts for its lease agreements in accordance with FASB ASC Topic 842, Leases. Right-of-use lease assets represent the right to use an underlying asset during the lease term and the lease obligations represent the commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations are recognized based on the present value of remaining lease payments over the lease term. As the Company’s existing lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, the Company has used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet and to account for lease and non-lease components of its operating leases as a single component.
For lease arrangements where it has been determined that the Company has control over an asset that is under construction and is thus considered the accounting owner of the asset during the construction period, the Company records a construction in progress asset and corresponding financial obligation on the condensed consolidated balance sheet. Once the construction is complete, an assessment is performed to determine whether the lease meets certain sale-leaseback criteria. If the sale-leaseback criteria are determined to be met, the Company will remove the asset and related financial obligation from the condensed consolidated balance sheet and treat the lease as either an operating or finance lease based on an assessment of the guidance. If, upon completion of construction, the project does not meet the "sale-leaseback" criteria, the lease will be treated as a financing obligation and the Company will depreciate the asset over its estimated useful life for financial reporting purposes once the asset has been placed into service.
Research and Development Expenses
Research and development costs are charged to expense as incurred in performing research and development activities. These costs include employee compensation costs, facilities and overhead, preclinical and clinical activities, clinical manufacturing costs, contract management services, regulatory and other related costs.
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
Stock-Based Compensation Expense
The Company applies the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation ("ASC 718"), to account for stock-based compensation. Compensation costs related to stock options granted are based on the estimated fair value of the awards on the date of grant.
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
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock awards. There were 3,565,110 and 1,900,638 common share equivalents outstanding as of September 30, 2022 and 2021, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(29,850)	$(15,589)	$(107,923)	$(47,764)
Denominator:
Weighted-average basic and diluted common shares	25,619,125	22,212,266	25,428,097	21,893,656
Basic and diluted net loss per common share	$(1.17)	$(0.70)	$(4.24)	$(2.18)

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$186,409	$—	$—	$186,409	$186,409	$—	$—
Subtotal	186,409	—	—	186,409	186,409	—	—
Level 2:
Commercial paper	52,777	2	(41)	52,738	—	52,738	—
Corporate bonds	94,415	—	(886)	93,529	—	87,291	6,238
U.S. government agency securities	74,824	36	(559)	74,301	—	67,982	6,319
Subtotal	222,016	38	(1,486)	220,568	—	208,011	12,557
Total	$408,425	$38	$(1,486)	$406,977	$186,409	$208,011	$12,557

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$341,246	$—	$—	$341,246	$341,246	$—	$—
Subtotal	341,246	—	—	341,246	341,246	—	—
Level 2:
Commercial paper	40,469	1	(4)	40,466	—	40,466	—
Corporate bonds	83,300	10	(114)	83,196	—	35,768	47,428
U.S. government agency securities	37,621	—	(62)	37,559	—	20,616	16,943
Subtotal	161,390	11	(180)	161,221	—	96,850	64,371
Total	$502,636	$11	$(180)	$502,467	$341,246	$96,850	$64,371

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company's long-term marketable securities mature between one year and two years.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Construction in progress	$130,071	$104,340
Leasehold improvements	21,503	5,723
Furniture and fixtures	949	891
Computer equipment and software	96	85
Laboratory and manufacturing equipment	10,968	5,530
Total property and equipment	163,587	116,569
Accumulated depreciation	(5,801)	(4,214)
Property and equipment, net	$157,786	$112,355
Depreciation expense was $669 thousand and $1.6 million for the three and nine months ended September 30, 2022 and $474 thousand and $1.4 million for the three and nine months ended September 30, 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued construction in progress	$10,905	$9,606
Accrued professional fees	2,960	2,011
Accrued payroll and benefits	3,934	2,882
Accrued preclinical and clinical expenses	2,325	1,602
Accrued financing costs	10	26
Accrued taxes	122	83
Other current liabilities	468	87
Total	$20,724	$16,297
6.    Commitments and Contingencies
Significant Contracts and Agreements
Lease Agreements
On May 26, 2016, the Company signed an operating lease for laboratory and office space that commenced in June 2016 and was scheduled to expire on October 31, 2017 (the “2016 Lease”). The 2016 Lease has been amended several times to increase the area leased, which currently consists of approximately 47,000 square feet and includes the commercial scale cGMP-compliant manufacturing facility, ANCORIS. As a result of the lease amendments, the 2016 Lease expiration date was extended to October 31, 2031. On September 30, 2022, the Company amended the 2016 Lease ("Short-Term Amendment") to add a short-term lease for additional office space that commenced on October 1, 2022 and expires on September 30, 2023. The amendment increased the area leased by approximately 7,000 square feet through September 30, 2023, resulting in a total area leased of approximately 54,000 square feet.
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

On October 5, 2020, the Company was provided with notice that the initial delivery conditions of the building had been met, including completion of the building shell, interior slab, and exterior doors, and on October 15, 2020, the Company gave the Landlord notice of its intent to purchase ASTRA for approximately $9.4 million, subject to the parties entering into a commercially reasonable purchase and sale agreement. As a result of the Company's ability to exercise its option to purchase ASTRA, the Company obtained control over the construction in progress of ASTRA as of October 5, 2020. The Company recorded a $10.0 million CIP asset and a corresponding build to suit lease liability related to the costs incurred by the Landlord, offset by the previous cash contributions of $2.4 million.
On January 29, 2021, the Company entered into a Purchase and Sale Agreement ("PSA") for ASTRA with Northfield related to the purchase option exercised by the Company on October 15, 2020, for a purchase price of $9.4 million. The Company held approximately $1.5 million on deposit with Northfield under the existing lease agreement and applied this deposit as a credit against the purchase price at closing. On February 1, 2021, Northfield delivered the space as substantially complete and made the space available for access by the Company, thus triggering lease commencement. As a result, the Company concluded that this transaction did not qualify for sale-leaseback accounting because it did not meet the definition of a sale. As control did not transfer to the Lessor at lease commencement, the transaction continued to be accounted for as construction in progress and a financing obligation. On March 5, 2021, the purchase closed and the Company determined that reclassification of the construction in progress to buildings and leasehold improvements was not appropriate as the interior of the building was not yet ready for its intended use. The building continues to be held under construction in progress as of September 30, 2022. The interior of the building is currently under construction and is expected to be completed in 1H 2023. From construction completion to the closing of the purchase, the Company recognized interest expense to accrete the financial obligation to a balance that equaled the cash consideration that was paid upon the close of purchase. For more information about the expected construction costs associated with ASTRA, see "ASTRA Contractual Obligations" below.
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
On May 16, 2022, the Company entered into a 16 month lease agreement for the Zug, Switzerland office that commenced on September 1, 2022 and expires December 31, 2023.
As of September 30, 2022, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows (in thousands):

Operating Leases
2022 (remaining three months)	$404
2023	1,640
2024	1,539
2025	1,277
2026	1,277
Thereafter	12,062
Future minimum operating lease payments	$18,199
Less: Interest	9,077
Present value of lease liability	$9,122
Due to the Short-Term Amendment not exceeding twelve months, the Company has not recorded a right-of-use asset or corresponding lease liability for the amendment as of September 30, 2022. Future minimum remaining operating lease payments under this amendment are $40 thousand and $121 thousand for the years ending December 31, 2022 and 2023, respectively.

Supplemental condensed consolidated balance sheet information related to leases is as follows:

	September 30, 2022	December 31, 2021
Operating leases:
Right-of-use assets	$8,253	$7,228
Current portion of lease liability	1,547	1,041
Lease liability	7,575	6,983
Total lease liability	$9,122	$8,024
Weighted average remaining lease term, in years	12.6	14.4
Weighted average discount rate	9.4%	9.5%

The components of the Company's lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease expense	$399	$339	$1,200	$836
Variable lease expense	48	65	168	183
Total lease expense	$447	$404	$1,368	$1,019
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs relate to the manufacturing of sterile gel that is mixed with in-house produced vectors as part of the final drug product applied in certain of our clinical trials. These agreements may also include research and development activities, storage, packaging, labeling, and/or testing of our preclinical and clinical-stage products. The Company is obligated to make milestone payments under certain of these agreements. The estimated remaining commitment as of September 30, 2022 under these agreements is approximately $2.4 million. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The Company has incurred expenses under these agreements of $2.1 million and $5.1 million for each of the three and nine months ended September 30, 2022 and $744 thousand and $3.3 million for the three and nine months ended September 30, 2021.
Commercial Preparedness Activities
The Company has contracted with various third parties to facilitate, coordinate and perform agreed upon commercial preparedness and market research activities relating to our lead product candidate. These contracts typically call for the payment of fees for services upon the achievement of certain milestones. The estimated remaining commitment as of September 30, 2022 is $6.2 million. The Company has incurred expenses under these activities of $3.2 million and $9.5 million for the three and nine months ended September 30, 2022 and $1.8 million and $4.1 million for the three and nine months ended September 30, 2021.
ASTRA Contractual Obligations
The Company has contracted with various third parties to complete the interior build-out of our second cGMP facility, ASTRA. Additionally, the Company has entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of September 30, 2022 is $10.3 million. The Company has included costs incurred to-date associated with ASTRA within construction in progress as of September 30, 2022.
On June 30, 2021, the Company entered into a Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction (collectively, the “Agreement”) with The Whiting-Turner Contracting Company (“Whiting-Turner”), pursuant to which Whiting-Turner is constructing and managing the interior construction of

ASTRA. Subject to certain conditions in the Agreement, the Company will pay Whiting-Turner a contract price consisting of the cost of work plus a fee equal to 1.75% of the cost of work.
Effective September 13, 2021, the Company entered into a guaranteed maximum price amendment (the "Amendment") to the Agreement to set forth the guaranteed maximum price, as well as the date by which Whiting-Turner is to achieve Substantial Completion (as defined in the Agreement). Under the Amendment, the guaranteed maximum price to be paid by the Company is $84.1 million, subject to certain additions and deductions by change orders as provided by the Agreement. Whiting-Turner’s work under the Agreement represents a portion of the work necessary to complete construction of the ASTRA facility and, therefore the date of Substantial Completion of Whiting-Turner’s work under the Agreement does not equate to the date of completion of ASTRA. The guaranteed maximum price under the Agreement with Whiting-Turner constitutes only a portion of the total estimated cost of building and equipping ASTRA as there are various other third parties engaged in the project for which contracts are not individually material.
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
On March 9, 2022, the court officially ordered the parties to attend mediation on March 11, 2022. During the course of the mediation process, the parties were able to exchange information, allowing the parties to value their positions. On March 12, 2022, the Company entered into a binding term sheet to settle the dispute. On April 27, 2022, the Company entered into a final settlement agreement and paid PeriphaGen an upfront payment of $25.0 million on April 28, 2022 for: (i) the release of all claims in the trade secret litigation with PeriphaGen; (ii) the acquisition of certain PeriphaGen assets, and (iii) the grant of a license by PeriphaGen for dermatological applications. Upon approval of the Company's first product by the U.S. Food and Drug Administration, the Company will pay PeriphaGen an additional $12.5 million, followed by three additional $12.5 million contingent milestone payments upon reaching $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. As defined in the settlement agreement, cumulative sales shall include all revenue from sales of the Company products by the Company and its affiliates and licensees, as reported by the Company in its annual Form 10-K filings. If all milestones are achieved, the total consideration for settling the dispute, acquiring certain assets, and granting of a license from PeriphaGen will be $75.0 million.
The Company recorded the $25.0 million under litigation settlement expense on the condensed consolidated statements of operations for the nine months ended September 30, 2022. The additional contingent milestone payments were not deemed probable due to uncertainty in the achievement of these milestones as of September 30, 2022, and therefore no additional accrual has been recorded.
The Company has received $0 and $768 thousand of insurance proceeds during the three and nine months ended September 30, 2022 and Company recorded an additional $372 thousand as a receivable within prepaid expenses and other current assets on the condensed consolidated balance sheet as management determined that the amount was probable of collection relating to legal defense costs and expenses associated with the PeriphaGen litigation. The reimbursements have been recorded as an offset to our legal fees included in general and administrative expenses on the condensed consolidated statements of operations and within operating activities on the condensed consolidated statements of cash flows.
7.    Capitalization
Sale of Common Stock
The Company sells shares of common stock from time to time pursuant to its previously executed sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program") finalized on December 31, 2020, under which Cowen acts as the Company's agent and/or principal and may issue and sell from time to time, during the term of the Sales Agreement, shares of common stock having an aggregate offering price up to $150.0 million ("Placement Shares"). The issuance and sale of the Placement Shares by the Company under the Sales Agreement are made pursuant to the Company's effective "shelf" registration statement on Form S-3. During 2021, the

Company issued and sold 262,500 shares of common stock at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting selling commissions of approximately $524 thousand. During the nine months ended September 30, 2022, the Company issued and sold 434,782 shares of common stock at a weighted average price of $69.00 per share for net proceeds of $29.1 million after deducting selling commissions of approximately $900 thousand, resulting in a remaining $102.5 million available for issuance under the ATM Program.
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
The Company granted 189,000 and 1,913,000 stock options to employees and directors of the Company during the three and nine months ended September 30, 2022, respectively, and 297,500 and 799,950 stock options to employees and directors of the Company during the three and nine months ended September 30, 2021, respectively.
The Company granted zero and 45,000 stock options to non-employees during the three and nine months ended September 30, 2022, respectively, and 50,000 stock options to non-employees during the three and nine months ended September 30, 2021, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2021	2,043,179	$57.00	9.0	$31,331
Granted	1,958,000	$63.03
Exercised	(84,776)	$46.28
Cancelled or forfeited	(412,892)	$58.90
Expired	(5,001)	$78.19
Outstanding at September 30, 2022	3,498,510	$60.38	8.8	$37,213
Exercisable at September 30, 2022	637,315	$48.74	7.1	$14,225

(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2022 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised during the three and nine months ended September 30, 2022 was $1.3 million and $2.1 million, respectively, and during the three and nine months ended September 30, 2021 was $64 thousand and $872 thousand, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors during the three and nine months ended September 30, 2022 was $49.59 and $43.66, respectively, and during the three and nine months ended September 30, 2021 was $34.85 and $43.31, respectively.
There was $105.5 million of unrecognized stock-based compensation expense related to employees', non-employees', and directors’ option awards that is expected to be recognized over a weighted-average period of 3.1 years as of September 30, 2022.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,184	$673	$5,547	$2,273
General and administrative	6,433	2,502	16,791	6,742
Total stock-based compensation	$8,617	$3,175	$22,338	$9,015
We capitalize the portion of stock-based compensation that relates to work performed on the construction of new buildings. There was $137 thousand and $423 thousand of stock-based compensation that was capitalized in the three and nine months ended September 30, 2022, respectively, and $79 thousand and $182 thousand of stock-based compensation that was capitalized in the three and nine months ended September 30, 2021, respectively.
The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected stock price volatility	78%	73%	78%	73%
Expected term of the award (years)	6.23	6.10	6.21	6.18
Risk-free interest rate	3.20%	1.13%	2.27%	1.05%
Weighted average exercise price	$70.91	$53.69	$63.03	$67.15
Forfeiture rate	—%	—%	—%	—%
Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over a four-year period. The Company granted zero RSAs to employees of the Company during the three and nine months ended September 30, 2022, respectively, and zero and 98,800 RSAs to employees of the Company during the three and nine months ended September 30, 2021, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2021	98,800	$78.89
Granted	—	$—
Vested	(14,321)	$78.89
Surrendered or forfeited	(17,879)	$78.89
Non-vested RSAs as of September 30, 2022	66,600	$78.89
There was $4.2 million of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of 2.4 years as of September 30, 2022.
The Company recorded stock-based compensation expense related to RSAs in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$441	$491	$1,340	$1,159
Total stock-based compensation	$441	$491	$1,340	$1,159

Shares remaining available for grant under the Company’s stock incentive plan were 607,366, with a sublimit for incentive stock options of 7,223, at September 30, 2022.
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
•global economic conditions, including the recent rise in inflation and interest rates; and
•the impact of changes in laws and regulations.
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
Overview
We are a biotechnology company focused on developing and commercializing genetic medicines for patients with rare diseases. Using our patented platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or potentially in the patient’s home by a healthcare professional. Our goal is to develop easy-to-use medicines to dramatically improve the lives of patients living with rare diseases and chronic conditions. Our innovative technology platform is supported by in-house, commercial scale cGMP manufacturing capabilities.

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

Krystal Biotech Pipeline

	Product	Protein	Indication	Discovery	Preclinical	Phase 1/2	Phase 3	Commercial
Dermatology	B-VEC†¤•Δ‡§	Type VII collagen	Dystrophic Epidermolysis Bullosa					BLA accepted and under review
	KB105†¤•‡	Transglutaminase 1 (TGM1)	TGM1-deficient ARCI					
	KB104¤	Serine Peptidase Inhibitor Kazal Type 5 (SPINK5)	Netherton Syndrome					
	KB1XX	Undisclosed Programs						
	KB5XX	Vector Encoded Antibodies	Chronic Skin Conditions					
Respiratory	KB407†¤‡	Cystic Fibrosis Transmembrane Conductance Regulator (CFTR)	Cystic Fibrosis					
	KB408	Alpha-1 antitrypsin (AATD)	alpha-1 antitrypsin deficiency					
	KB4XX	Undisclosed Programs						

All pipeline compounds are investigational. All pipeline compounds are wholly owned.

†: FDA Orphan Drug Designation;
¤: FDA Rare Pediatric Disease Designation;
•: Fast-track Designation;
Δ: FDA RMAT designation;
‡: EMA Orphan Drug Designation;
§: EMA PRIME Designation.

Rare disease

More prevalent conditions

Jeune Aesthetics Pipeline

	Product	Protein	Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial
Aesthetics	KB301	Type III collagen	Aesthetic Skin Conditions						
	KB302	Type I collagen	Aesthetic Skin Conditions						
	KB303	Elastin	Aesthetic Skin Conditions						
	KB304	Type III collagen & Elastin	Aesthetic Skin Conditions						
	KB305	Type IV collagen	Aesthetic Skin Conditions						

All pipeline compounds are investigational, being evaluated in clinical or pre-clinical studies. All pipeline compounds are wholly owned.

There can be no assurance that the upcoming milestones will be met on the expected timeline or at all.

Pipeline Highlights and Recent Developments
Dermatology
Beremagene geperpavec ("B-VEC"), our lead product candidate is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of dystrophic epidermolysis bullosa ("dystrophic EB" or "DEB"). DEB is a group of heritable skin diseases characterized by skin fragility, blister formation, milia, and scarring that affects approximately 10,000 patients worldwide. In June 2022, we filed a Biologics License Application ("BLA") with the U.S. Food and Drug Administration ("FDA") seeking approval of B-VEC for the treatment of patients with dystrophic EB with a request for six-month priority review. In August 2022, the FDA accepted the BLA and granted priority review with a Prescription Drug User Fee Act target date of February 17, 2023. In September 2022, we were informed that Vyjuvek (our priority name for B-VEC) was acceptable to the FDA. In September 2022, we received a positive opinion from the European Medical Agency (EMA) Pediatric Committee on the Pediatric Investigation Plan for B-VEC for the treatment of DEB with no additional studies required. We also plan to submit a market authorization application, or MAA, to the European Medicines Agency, or the EMA, in Q4 2022. We have exclusive, worldwide commercialization rights for B-VEC.
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis ("TGM1-ARCI"), a serious rare skin disorder caused by missing or mutated TGM1 protein. A randomized, placebo-controlled Phase 1/2 study is ongoing. In July 2021, we announced data from the fourth patient dosed in the trial, showing repeat topical KB105 dosing continued to be well tolerated with no adverse events or evidence of immune response. Faced with competing priorities during the BLA review cycle and initiation of the cystic fibrosis clinical program, the Company anticipates patient dosing in the ongoing Phase 1/2 clinical trial of KB105 for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis in 1H 2023. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732.
KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to initiate a Phase 1 clinical study in the first half of 2023.
Respiratory
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator ("CFTR") transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated CFTR gene. In August 2022, we announced that the FDA had accepted our KB407 Investigational New Drug ("IND") application. We plan to initiate a Phase 1 clinical study ("CORAL-1/US study") of inhaled KB407 in patients with cystic fibrosis ("CF") in the U.S. in the fourth quarter of 2022. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05095246. Previously, in September 2021, we announced that the Bellberry Human Research Ethics Committee in Australia granted approval to conduct a Phase 1 clinical study ("CORAL-1/AU study") of inhaled KB407 in patients with CF. We have begun screening patients for enrollment in the CORAL-1/AU study and plan to initiate dosing in the fourth quarter of 2022.
Aesthetics
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary Jeune Aesthetics, Inc. ("Jeune"). Jeune's leading product candidate, KB301, is a novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. On March 22, 2022, we announced positive proof-of-concept efficacy data from Cohort 2 of the PEARL-1 study of KB301. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. In Q2 2022, subjects from the PEARL-1 Cohort 2 trial were enrolled in a durability trial to evaluate duration of treatment effect, reduction of the unevenness in placebo treated sites, and long term safety monitoring. We anticipate announcing data from the durability trial in Q4 2022. The Company intends to start a Phase 2 clinical study (PEARL-2) for the treatment of wrinkles and improvements in skin quality attributes in 1H 2023 following agreement with the FDA on measurement of primary efficacy endpoints.

Jeune has several other aesthetic medicine product candidates in various stages of preclinical development as reflected in the chart above.
Business Highlights and Recent Developments
•In October 2022, following our mid-cycle BLA review of B-VEC, we were informed that the FDA does not plan to hold an Advisory Committee meeting and has not identified a need for Risk Evaluation and Mitigation Strategies (REMS) for this application.
•In August 2022, we incorporated Krystal Biotech Netherlands, B.V., for the purpose of establishing operations in Europe.
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
We expense internal research and development costs to operations as incurred. We expense third-party costs for research and development activities, such as the manufacturing of preclinical and clinical materials, based on an evaluation of the progress to completion of specific tasks such as manufacturing of drug substance, fill/finish and stability testing, which is provided to us by our vendors.
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
ASTRA Capital Expenditures
On March 5, 2021, we closed on the purchase of the building that was constructed to house our second cGMP facility, ASTRA. We are currently in the process of constructing the interior build-out of this facility and we have entered into a contract with Whiting-Turner who manages the construction of ASTRA. Further, we have entered into various non-cancellable purchase agreements for long-lead materials to help avoid potential schedule disruptions or material shortages. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. We expect to continue to incur significant capital expenditures related to ASTRA as we construct the facility, which is expected to be completed in 1H 2023.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three and nine months ended September 30, 2022 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations
Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
(In thousands)	(unaudited)
Expenses
Research and development	$11,516	$6,080	$5,436
General and administrative	19,935	9,572	10,363
Total operating expenses	31,451	15,652	15,799
Loss from operations	(31,451)	(15,652)	(15,799)
Other Income (Expense)
Interest and other income, net	1,601	63	1,538
Net loss	$(29,850)	$(15,589)	$(14,261)
Research and Development Expenses
Research and development expenses increased $5.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Higher research and development expenses were due to increased preclinical, clinical and pre-commercial manufacturing activities of $635 thousand, increased payroll related expenses of $3.0 million, which were primarily driven by an increase in headcount to support overall growth, and includes a $1.5 million increase in stock-based compensation, an increase in outsourced research and development activities of $1.0 million and increased other research and development expenses of $842 thousand, primarily due to depreciation, license and regulatory fees, and software related costs.
General and Administrative Expenses
General and administrative expenses increased $10.4 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $7.7 million, which was primarily driven by an increase in headcount in our executive, commercial, and other administrative functions to support overall growth, and includes a $3.9 million increase in stock-based compensation, increased commercial preparedness expenses of approximately $922 thousand, a net increase of $804 thousand, which consists of a decreased legal and professional fees of $766 thousand offset by a decrease in litigation proceeds of approximately $1.6 million, due primarily to the settlement of the PeriphaGen litigation, increased travel related activities of $140 thousand, an increase in medical affairs costs of $159 thousand, and increased other administrative expenses of $1.2 million, primarily due to increased utilities, taxes, and IT costs. These increases were offset by a net decrease in business development costs of $351 thousand and a decrease in software related costs of $202 thousand.
Other Income (Expense)
Interest and other income for the three months ended September 30, 2022 and 2021 was $1.6 million and $63 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and increased interest rates.

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
(In thousands)	(unaudited)
Expenses
Research and development	$31,720	$18,875	$12,845
General and administrative	53,705	27,524	26,181
Litigation settlement	25,000	—	25,000
Total operating expenses	110,425	46,399	64,026
Loss from operations	(110,425)	(46,399)	(64,026)
Other Income (Expense)
Interest and other income, net	2,502	127	2,375
Interest expense	—	(1,492)	1,492
Net loss	$(107,923)	$(47,764)	$(60,159)
Research and Development Expenses
Research and development expenses increased $12.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Higher research and development expenses were due to an increase in preclinical, clinical and pre-commercial manufacturing activities of $3.2 million, increased payroll related expenses of $6.4 million, which were primarily driven by an increase in headcount to support overall growth, and includes a $3.3 million increase in stock-based compensation, increased outsourced research and development activities of $1.9 million and an increase in other research and development expenses of approximately $1.4 million, primarily due to software related costs and rent and depreciation.
General and Administrative Expenses
General and administrative expenses increased $26.2 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $19.8 million, which was primarily driven by an increase in headcount in our executive, commercial, business development and other administrative functions to support overall growth, and includes a $10.2 million increase in stock-based compensation, commercial preparedness expenses of approximately $4.1 million, medical affairs costs of $495 thousand, increased travel related activities of $329 thousand, increased software related costs of $92 thousand, and other administrative expenses of $2.2 million, primarily due to rent, utilities, taxes, recruiting and conference expenses. These increases were offset by a net decrease of $845 thousand, which consists of a decrease in legal and professional fees of $1.8 million offset by an increase in litigation proceeds of approximately $993 thousand, due primarily to the settlement of the PeriphaGen litigation.
Litigation settlement
Litigation settlement for the nine months ended September 30, 2022 and 2021 was $25.0 million and zero, respectively, and consisted of the settlement of litigation with PeriphaGen. See "Legal Proceedings" in Note 6 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Other Income (Expense)
Interest and other income for the nine months ended September 30, 2022 and 2021 was $2.5 million and $127 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and increased interest rates.
Interest expense for the nine months ended September 30, 2022 and 2021 was zero and $1.5 million, respectively, and related to accretion of the financial obligation for the build to suit lease liability during the nine months ended September 30, 2021 to a balance that equaled the purchase consideration for ASTRA.

Liquidity and Capital Resources
Overview
At September 30, 2022, our cash, cash equivalents and short-term investments balance was approximately $394.4 million. Since operations began, we have incurred operating losses. Our net losses were $29.9 million and $107.9 million for the three and nine months ended September 30, 2022, respectively, and $15.6 million and $47.8 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, we had an accumulated deficit of $248.7 million. With the net proceeds raised from our previous public and our ability to issue additional shares under our current ATM program, we believe that our cash, cash equivalents and short-term investments as of September 30, 2022 will be sufficient to allow us to fund operations for at least 12 months from the filing date of this Form 10-Q.
As we continue to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of our product candidates and the achievement of a level of revenues adequate to support our cost structure. Furthermore, we expect to incur increasing costs associated with satisfying regulatory and quality standards, maintaining product and clinical trials, and furthering our efforts around our current and future product candidates. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital or obtain financing from other sources.
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of B-VEC, KB105, KB301 or our planned clinical and preclinical studies for our other product candidates, or our operations. Further, we do not expect to generate any product revenues until 1Q 2023, at the earliest, assuming we receive marketing approval for B-VEC on the schedule we currently contemplate. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we will be required to pay $12.5 million upon the approval of our first product by the FDA, followed by three additional $12.5 million contingent milestone payments upon reaching $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch B-VEC, KB105, KB301 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for preclinical and clinical materials, third-party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, payments of settlement amounts to PeriphaGen and general overhead costs. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, manufacturing, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	(78,240)	(27,038)
Net cash used in investing activities	(108,875)	(100,230)
Net cash provided by financing activities	32,278	145,613
Net increase (decrease) in cash	$(154,837)	$18,345
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $78.2 million and consisted primarily of a net loss of $107.9 million adjusted for non-cash items primarily comprised of depreciation and amortization and stock-based compensation expense of $26.4 million, and including net changes in operating assets and liabilities of approximately $3.2 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $27.0 million and consisted primarily of a net loss of $47.8 million adjusted for non-cash items primarily comprised of depreciation and amortization and stock-based compensation expense of approximately $11.9 million and build to suit interest expense of $1.5 million, including net changes in operating assets and liabilities of approximately $7.1 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $108.9 million and consisted primarily of expenditures of $47.8 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, $214.7 million on the purchase of short-term and long-term investments, partially offset by proceeds of $153.6 million received from the maturities of short-term investments.
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
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $32.3 million and consisted primarily of proceeds of $32.9 million received from our ATM Program and exercises of stock options and offset by $649 thousand used for the employee tax withholding payment for settlement of vested restricted stock awards.
During the nine months ended September 30, 2022, we issued and sold 434,782 shares of common stock at a weighted average price of $69.00 per share for net proceeds of $29.1 million after deducting underwriting discounts and commissions of approximately $900 thousand.
For the nine months ended September 30, 2022, we received proceeds of $3.6 million from the exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $145.6 million and consisted primarily of proceeds of $153.6 million received from our ATM Program, a public offering, and exercises of stock options, partially offset by $8.0 million used for the purchase of the ASTRA building.
On February 1, 2021, we completed a public offering of 2,211,538 shares of our common stock at $65.00 per share. Net proceeds from the offering were $134.9 million after deducting underwriting discounts and commissions of approximately $8.6 million and other offering expenses of approximately $198 thousand.
During the nine months ended September 30, 2021, pursuant to the ATM Program we issued 262,500 shares of common stock at a weighted average price of $66.50 per share for net proceeds of $16.9 million after deducting underwriting discounts and commissions of approximately $524 thousand. We also incurred $172 thousand of other offering expenses related to the ATM Program.
For the nine months ended September 30, 2021, we received proceeds of $1.9 million from the exercise of stock options.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of $394.4 million at September 30, 2022, which consist primarily of money market, bank deposits, commercial paper, corporate bonds, and government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short and long-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Changes in Internal Control over Financial Reporting
In 2021, we implemented the first phase of our enterprise resource planning software, Microsoft Dynamics D365 (“Dynamics”), as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years as the Company grows and as we move towards commercialization of our initial product candidate, B-VEC. As the phased implementation of this system occurs, we expect certain changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. We expect Dynamics to continue to strengthen our internal financial controls. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. As we are still in the process of implementing these additional phases, no change in our internal control over financial reporting occurred during the quarter ended September 30, 2022.

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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2022, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 7, 2022	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)