Form 10-Q
period 2023-03-31
Krystal Biotech, Inc.
filed 2023-05-08
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, there were 25,799,738 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$140,745	$161,900
Short-term investments	209,642	217,271
Prepaid expenses and other current assets	5,042	4,608
Total current assets	355,429	383,779
Property and equipment, net	163,073	161,684
Long-term investments	5,129	4,621
Right-of-use assets	7,814	8,042
Other non-current assets	402	324
Total assets	$531,847	$558,450
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,109	$3,981
Current portion of lease liability	1,553	1,561
Accrued expenses and other current liabilities	29,414	23,305
Total current liabilities	35,076	28,847
Lease liability	7,205	7,372
Total liabilities	42,281	36,219
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock; $0.00001 par value; 80,000,000 shares authorized at March 31, 2023 and December 31, 2022; 25,796,213 shares issued and outstanding at March 31, 2023; and 25,763,743 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	815,776	803,718
Accumulated other comprehensive loss	(154)	(728)
Accumulated deficit	(326,056)	(280,759)
Total stockholders' equity	489,566	522,231
Total liabilities and stockholders' equity	$531,847	$558,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Expenses
Research and development	$12,288	$9,314
General and administrative	24,035	15,908
Litigation settlement	12,500	25,000
Total operating expenses	48,823	50,222
Loss from operations	(48,823)	(50,222)
Other Income
Interest and other income, net	3,526	257
Net loss	$(45,297)	$(49,965)
Unrealized gain (loss) on available-for-sale securities and currency translation adjustment	574	(1,034)
Comprehensive loss	$(44,723)	$(50,999)

Net loss per common share: Basic and diluted	$(1.76)	$(1.99)

Weighted-average common shares outstanding: Basic and diluted	25,712,220	25,114,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at January 1, 2023	25,763,743	$—	$803,718	$(728)	$(280,759)	$522,231
Issuance of common stock, net	42,021	—	2,208	—	—	2,208
Shares surrendered for taxes	(9,551)	—	(749)		—	(749)
Stock-based compensation expense	—	—	10,599	—	—	10,599
Unrealized gain on investments and other	—	—	—	574	—	574
Net loss	—	—	—	—	(45,297)	(45,297)
Balances at March 31, 2023	25,796,213	$—	$815,776	$(154)	$(326,056)	$489,566

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at January 1, 2022	25,207,985	$—	$734,523	$(163)	$(140,784)	$593,576
Issuance of common stock, net	1,475	—	55	—	—	55
Shares surrendered for taxes and forfeitures	(10,379)	—	(649)		—	(649)
Stock-based compensation expense	—	—	6,571	—	—	6,571
Unrealized (loss) on investments and other	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	(49,965)	(49,965)
Balances at March 31, 2022	25,199,081	$—	$740,500	$(1,197)	$(190,749)	$548,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating Activities
Net loss	$(45,297)	$(49,965)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	705	1,015
Stock-based compensation expense	10,437	6,430
Other, net	(605)	(135)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(327)	820
Other non-current assets	(46)	9
Lease liability	(165)	(126)
Accounts payable	107	(554)
Accrued expenses and other current liabilities	(3,465)	2,013
Accrued litigation settlement	12,500	25,000
Net cash (used in) operating activities	(26,156)	(15,493)

Investing Activities
Purchases of property and equipment	(5,381)	(17,191)
Purchases of investments	(145,576)	(62,754)
Proceeds from maturities of investments	154,520	24,037
Net cash provided by (used in) investing activities	3,563	(55,908)

Financing Activities
Issuance of common stock, net	2,223	107
Taxes paid related to settlement of restricted stock awards	(749)	(649)
Net cash provided by (used in) financing activities	1,474	(542)

Effect of exchange rate changes on cash and cash equivalents	(36)	—

Net (decrease) in cash and cash equivalents	(21,155)	(71,943)

Cash and cash equivalents at beginning of period	161,900	341,246
Cash and cash equivalents at end of period	$140,745	$269,303

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$11,865	$14,507
Initial recognition of right-of-use assets	$—	$1,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. In June 2018, the Company incorporated a wholly-owned subsidiary in Australia for the purpose of undertaking preclinical and clinical studies in Australia. In April 2019, the Company incorporated Jeune Aesthetics Inc ("Jeune Aesthetics"), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, and December 2022, the Company incorporated wholly-owned subsidiaries in Switzerland, Netherlands, and France, respectively, for the purpose of establishing initial operations in Europe for the development and commercialization of Krystal's product pipeline.
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
Liquidity
As of March 31, 2023, the Company had an accumulated deficit of $326.1 million. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through its on hand cash and cash equivalents, the sale of equity, debt financings, and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to expand its commercialization capabilities in advance of the potential global regulatory approvals of its lead product, beremagene geperpavec (“B-VEC”). The Company believes that its cash, cash equivalents and short-term investments of approximately $350.4 million as of March 31, 2023 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2023.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas: stock-based compensation expense, accrued expenses, the fair value of financial instruments, the incremental borrowing rate for lease liabilities, and the valuation allowance included in the deferred income tax calculation.
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
Investments with maturities of less than one year are classified as short-term investments on the condensed consolidated balance sheets and consist of commercial paper, corporate bonds, and government agency securities. Investments with maturities of greater than one year are classified as long-term investments on the condensed consolidated balance sheets and consist of corporate bonds and government agency securities. Accrued interest on investments is also classified as short-term investments on the condensed consolidated balance sheets.
As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the condensed consolidated balance sheets. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest and other income, net, in the consolidated statements of operations.
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
The carrying amounts of financial instruments consisting of cash and cash equivalents, investments, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s condensed consolidated financial statements, approximate fair value, primarily due to their short maturities.
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

Buildings and building improvements	7 - 47 years
Computer equipment and software	3 - 7 years
Manufacturing equipment	3 - 20 years
Laboratory equipment	3 - 10 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	lesser of useful life or remaining life of lease
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
Construction in progress is not depreciated until the asset is placed in service.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate ("triggering events") that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where a triggering event occurs and undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company has not identified any triggering events or recognized any impairment losses for the three months ended March 31, 2023 and 2022, respectively.

Leases
The Company accounts for its lease agreements in accordance with FASB ASC Topic 842, Leases. Right-of-use lease assets represent the right to use an underlying asset during the lease term and the lease liabilities represent the commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations are recognized based on the present value of remaining lease payments over the lease term. As the Company’s existing lease agreements do not provide an implicit rate and as the Company does not have any external borrowings, the Company has used an estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for the payment is incurred. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its condensed consolidated balance sheets and to account for lease and non-lease components of its operating leases as a single component.
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
Stock-Based Compensation Expense
The Company applies the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation ("ASC 718"), to account for stock-based compensation. Compensation costs related to equity awards granted are based on the estimated fair value of the awards on the date of grant.
ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations based on their grant-date fair values. Compensation expense for stock options, restricted stock awards, and restricted stock units is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense for performance-based restricted stock units is recognized for the awards that are probable of vesting over the service period of the award. On a quarterly basis, management estimates the probable number of performance-based restricted stock units that would vest until such time that the ultimate achievement of the performance criteria are known.
The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; and (iv) expected dividends.
The Company estimates stock price volatility by using its own historical data. The expected term of the Company’s stock options is estimated using the “simplified” method, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The risk-free interest rates are based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which service conditions are expected to be satisfied.
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions from non-owner sources. Unrealized gains or losses on available-for-sale securities is a component of other comprehensive gains or losses and is presented net of taxes. We record reclassifications from other comprehensive gains or losses to interest and other income, net on the condensed consolidated statements of operations related to realized gains on sales of available-for-sale securities.
The Company reviews its securities quarterly to determine whether an other-than-temporary impairment has occurred. The Company determined that there were no other-than-temporary impairments during the three months ended March 31, 2023 and 2022.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB that the Company adopts as of the specified effective date. There were no recently adopted accounting pronouncements that had a material impact on the Company’s condensed consolidated financial statements, and no recently issued accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock awards. There were 3,829,535 and 3,226,962 common share equivalents outstanding as of March 31, 2023 and 2022, respectively, in the form of stock options and unvested restricted stock awards, that have been excluded from the calculation of diluted net loss per common share as their effect would be anti-dilutive for all periods presented.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Numerator:
Net loss	$(45,297)	$(49,965)
Denominator:
Weighted-average basic and diluted common shares	25,712,220	25,114,453
Basic and diluted net loss per common share	$(1.76)	$(1.99)

4.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$140,745	$—	$—	$140,745	$140,745	$—	$—
Subtotal	140,745	—	—	140,745	140,745	—	—
Level 2:
Commercial paper	97,442	7	(18)	97,431	—	97,431	—
Corporate bonds	49,573	39	(106)	49,506	—	45,344	4,162
U.S. government agency securities	67,803	221	(190)	67,834	—	66,867	967
Subtotal	214,818	267	(314)	214,771	—	209,642	5,129
Total	$355,563	$267	$(314)	$355,516	$140,745	$209,642	$5,129

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$161,900	$—	$—	$161,900	$161,900	$—	$—
Subtotal	161,900	—	—	161,900	161,900	—	—
Level 2:
Commercial paper	63,624	5	(23)	63,606	—	63,606	—
Corporate bonds	82,241	13	(419)	81,835	—	77,214	4,621
U.S. government agency securities	76,683	161	(393)	76,451	—	76,451	—
Subtotal	222,548	179	(835)	221,892	—	217,271	4,621
Total	$384,448	$179	$(835)	$383,792	$161,900	$217,271	$4,621

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company's long-term marketable securities mature between one year and two years.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

5.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Construction in progress	$122,935	$131,331
Leasehold improvements	24,442	24,217
Manufacturing equipment	10,236	9,783
Building and building improvements	9,736	—
Laboratory equipment	2,108	2,089
Furniture and fixtures	1,164	957
Computer equipment and software	338	100
Total property and equipment	170,959	168,477
Accumulated depreciation	(7,886)	(6,793)
Property and equipment, net	$163,073	$161,684
Depreciation expense was $1.1 million and $462 thousand for the three months ended March 31, 2023 and 2022, respectively.
The Company placed a portion of its second commercial scale CGMP facility, ASTRA, into service during the three months ended March 31, 2023 as it was determined that certain assets were ready for their intended use. On March 27, 2023, the Company received the permanent occupancy permit for ASTRA which allowed the Company to begin utilizing certain portions of the building. As a result, assets relating to ASTRA were reclassified from construction in progress to leasehold improvements, manufacturing equipment, buildings and building improvements, furniture and fixtures, or computer equipment and software as of March 31, 2023. As certain building improvements are not yet complete and certain qualification activities are still underway, the Company will continue to hold the remaining assets within construction in progress until validation has been completed and the assets are ready for their intended use. Validation of the facility is expected to be completed in 2023.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued litigation settlement	$12,500	$—
Accrued construction in progress	8,407	11,452
Accrued professional fees	3,839	3,397
Accrued payroll and benefits	2,661	6,781
Accrued preclinical and clinical expenses	1,635	1,365
Other current liabilities	321	267
Accrued taxes	51	43
Total	$29,414	$23,305
6.    Commitments and Contingencies
Agreements with Contract Research Organizations and Contract Manufacturing Organizations
The Company enters into various agreements in the normal course of business with Contract Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our cell and virus banks and for the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for B-VEC. Agreements with third parties may also include research and development consulting activities, clinical-

trial agreements, storage, packaging, labeling, and/or testing of our preclinical and clinical-stage or pre-commercial products. The Company is obligated to make milestone payments under certain of these contracts. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The estimated remaining commitment as of March 31, 2023 under these agreements is approximately $2.0 million. The Company has incurred research and development expenses under these agreements of $2.0 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
ASTRA Contractual Obligations
The Company has contracted with various third parties to complete the interior build-out of our second CGMP facility, ASTRA. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of March 31, 2023 is $11.9 million and primarily relates to the remaining building improvements and certain qualification activities of the facility. The Company has included costs incurred to-date associated with the ongoing build-out of ASTRA within construction in progress.
As of March 31, 2023, Substantial Completion, as defined in the Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction (the “Agreement”) with Whiting-Turner Contracting Company (“Whiting-Turner”), the construction manager for ASTRA, had not been achieved. Whiting-Turner’s work under the Agreement represents a portion of the work necessary to complete construction of the ASTRA facility and, therefore the date of Substantial Completion of Whiting-Turner’s work under the Agreement may not equate to the date of completion of ASTRA.
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
The Company recorded the upfront settlement payment of $25.0 million under litigation settlement expense on the condensed consolidated statements of operations for the three months ended March 31, 2022. In accordance with ASC Topic 450, Contingencies, the Company has determined that FDA approval of B-VEC is now probable, and accordingly has accrued for an additional $12.5 million litigation settlement liability as of March 31, 2023. The remaining contingent milestone payments were not deemed probable due to uncertainty in the achievement of these milestones as of March 31, 2023, and therefore no additional accrual has been recorded.
The Company has received $0 and $768 thousand of insurance proceeds during the three months ended March 31, 2023 and 2022, respectively. The reimbursements have been recorded as an offset to our legal fees included in general and administrative expenses on the condensed consolidated statements of operations and within operating activities on the condensed consolidated statements of cash flows.

7.    Leases
As of March 31, 2023, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows (in thousands):

Operating Leases
2023 (remaining nine months)	$1,240
2024	1,539
2025	1,277
2026	1,277
2027	1,300
Thereafter	10,762
Future minimum operating lease payments	$17,395
Less: Interest	8,637
Present value of lease liability	$8,758
Supplemental condensed consolidated balance sheet information related to leases is as follows:

	March 31, 2023	December 31, 2022
Operating leases:
Right-of-use assets	$7,814	$8,042
Current portion of lease liability	1,553	1,561
Lease liability	7,205	7,372
Total lease liability	$8,758	$8,933
Weighted average remaining lease term, in years	12.4	12.5
Weighted average discount rate	9.4%	9.4%

The components of the Company's lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Lease cost:
Operating lease expense	$463	$409
Variable lease expense	59	49
Total lease expense	$522	$458
8.    Capitalization
ATM Program
The Company sold shares of common stock from time to time pursuant to its previously executed sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("ATM Program") finalized on December 31, 2020, under which Cowen acted as the Company's agent and/or principal and could issue and sell from time to time, during the term of the Sales Agreement, shares of common stock having an aggregate offering price up to $150.0 million ("Placement Shares"). The issuance and sale of the Placement Shares by the Company under the Sales Agreement were made pursuant to the Company's effective "shelf" registration statement on Form S-3. There were no shares issued under the ATM Program during the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was a remaining $102.5 million available for issuance under the ATM Program. The ATM Program expired on May 4, 2023.

9.    Stock-Based Compensation
In 2017, the Company adopted the 2017 IPO Stock Plan (the “Plan”), which governs the issuance of stock options and restricted stock to employees, certain non-employee consultants, and directors. Initially, the Company reserved 900 thousand shares for issuance under the Plan with an initial sublimit for incentive stock options of 900 thousand shares. On an annual basis, the amount of shares available for issuance under the Plan increases by an amount equal to four percent of the total outstanding shares as of the last day of the preceding calendar year. The sublimit of incentive stock options is not subject to the increase. The Company has historically granted stock options and restricted stock awards to its employees. In February 2023, the Company began issuing restricted stock units and performance-based restricted stock units to certain employees.
Stock Options
Options granted to employees and non-employees vest ratably over a four-year period and stock options granted to directors of the Company vest ratably over one-year to three-year periods. Stock options have a life of ten years.
The Company granted 287,600 and 1,179,500 stock options to employees, non-employees, and directors of the Company during the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2022	3,582,181	$61.15	8.7	$64,880
Granted	287,600	$81.83
Exercised	(42,021)	$53.54
Cancelled or forfeited	(42,625)	$65.59
Expired	—	$—
Outstanding at March 31, 2023	3,785,135	$62.75	8.5	$66,066
Exercisable at March 31, 2023	961,428	$55.08	7.6	$24,033

(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2023 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised during the three months ended March 31, 2023 and 2022 was $1.1 million and $36 thousand, respectively
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors during the three months ended March 31, 2023 and 2022 was $56.86 and $43.09, respectively.
There was $109.2 million of unrecognized stock-based compensation expense related to employees', non-employees', and directors’ option awards that is expected to be recognized over a weighted-average period of 2.8 years as of March 31, 2023.
The Company has recorded stock-based compensation expense related to the issuance of stock option awards in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,353	$1,368
General and administrative	7,108	4,582
Total stock-based compensation	$9,461	$5,950
The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected stock price volatility	75%	78%
Expected term of the award (years)	6.2	6.2
Risk-free interest rate	4.06%	1.79%
Weighted average exercise price	$81.83	$62.53
Forfeiture rate	—%	—%
Dividend yield	—%	—%
Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over a four-year period. The Company granted zero RSAs to employees of the Company during each of the three months ended March 31, 2023 and March 31, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2022	66,600	$78.89
Granted	—	$—
Vested	(12,649)	$78.89
Surrendered for taxes	(9,551)	$78.89
Non-vested RSAs as of March 31, 2023	$44,400	$78.89
There was $3.3 million of unrecognized stock-based compensation expense related to employees’ RSAs that is expected to be recognized over a weighted-average period of 1.9 years as of March 31, 2023.
The Company recorded stock-based compensation expense related to RSAs in the condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$432	$480
Total stock-based compensation	$432	$480
Restricted Stock Units
Restricted stock units (“RSUs”) granted to employees vest ratably over a four-year period. The Company granted 186,900 and zero RSUs to employees of the Company during the three months ended March 31, 2023, and 2022, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2022	—
Granted	186,900	$81.91
Vested	—
Surrendered or forfeited	—
Non-vested RSUs as of March 31, 2023	186,900	$81.91
There was $15.0 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.9 years as of March 31, 2023.

The Company recorded stock-based compensation expense related to RSUs in the condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and Development	$143	$—
General and administrative	186	—
Total stock-based compensation	$329	$—
Performance-Based Restricted Stock Units

Performance-based restricted stock units (“PSUs”) granted to employees vest ratably over two years based upon continued service through the vesting date and the achievement of specific regulatory and commercial performance criteria as determined by the Compensation Committee of the Company’s Board of Directors. The performance criteria are to be completed by the end of the year in which the PSU awards were granted. Each PSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes stock-based compensation expense for the fair value of the PSU awards relating to the portion of the awards that are probable of vesting over the service period. On a quarterly basis, management estimates the probable number of PSU’s that would vest until such time that the ultimate achievement of the performance criteria are known.

As of March 31, 2023, the Company estimates that 100% of the PSUs granted will be eligible to vest.
The Company granted 60,000 and zero PSUs to employees of the Company during the three months ended March 31, 2023 and 2022, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PSUs as of December 31, 2022	—
Granted	60,000	$81.91
Vested	—
Surrendered or forfeited	—
Non-vested PSUs as of March 31, 2023	60,000	$81.91
There was $4.7 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 1.9 years as of March 31, 2023.
The Company recorded stock-based compensation expense related to PSUs in the condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$215	$—
Total stock-based compensation	$215	$—
Shares remaining available for grant under the Company’s stock incentive plan were 1,005,626, with a sublimit for incentive stock options of 2,629, at March 31, 2023.
We capitalize the portion of stock-based compensation that relates to work performed on the construction of manufacturing facilities. There was $162 thousand and $141 thousand of stock-based compensation that was capitalized in the three months ended March 31, 2023 and 2022, respectively.

10.    Subsequent Events
The Company evaluates events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to identify matters that require recognition or disclosure. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some of such factors include, but are not limited to:
•the initiation, timing, cost, progress and results, of our research and development activities, preclinical studies and clinical trials for B-VEC (previously “KB103” and now known as VyjuvekTM) and our other product candidates;
•the timing, scope or results of regulatory filings and approvals, including timing of final U.S. Food and Drug Administration (“FDA”) and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA;
•changes in our estimates regarding the potential market opportunity for B-VEC and our other product candidates;
•our ability to raise capital to fund our operations;
•increases in costs associated with our research and development programs for our product candidates;
•our general and administrative expenses;
•risks related to our ability to successfully develop and commercialize our product candidates;
•our ability to identify and develop new product candidates;
•our ability to identify, recruit and retain key personnel;
•risks related to our marketing and manufacturing capabilities and strategy;
•our business model and strategic plans for our business, product candidates and technology;
•the cost of building a medical affairs and commercial organization, including a sales force in anticipation of commercialization of any of our product candidates;
•the rate and degree of market acceptance and clinical utility of our product candidates and gene therapy, in general;
•our competitive position and the success of competing therapies;
•our intellectual property position and our ability to protect and enforce our intellectual property;
•our financial performance;
•our ability to establish and maintain collaborations;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to successfully avoid or resolve any litigation, intellectual property or other claims, that may be brought against us;
•global economic conditions, including the recent rise in inflation and interest rates and recent bank failures; and
•the impact of changes in laws and regulations.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.
Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Throughout this Form 10-Q, unless the context requires otherwise, all references to “Krystal,” “the Company,” we,” “our,” “us” or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries. Web links throughout this document are provided for convenience only and are not intended to be active hyperlinks to the referenced websites. No content on the referenced websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
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

Our Product Candidates
The following table summarizes information regarding our product candidates in various stages of clinical and preclinical development:

Krystal Biotech Pipeline

	Product	Protein	Indication	Discovery	Preclinical	Phase 1/2	Phase 3	Commercial
Dermatology	B-VEC†¤•Δ‡§	Type VII collagen	Dystrophic Epidermolysis Bullosa					PDUFA May 19, 2023
	KB105†¤•‡	Transglutaminase 1 (TGM1)	TGM1-deficient ARCI					
	KB104¤	Serine Peptidase Inhibitor Kazal Type 5 (SPINK5)	Netherton Syndrome					
	KB1XX	Undisclosed Programs						
	KB5XX	Vector Encoded Antibodies	Chronic Skin Conditions					
Respiratory	KB407†¤‡	Cystic Fibrosis Transmembrane Conductance Regulator (CFTR)	Cystic Fibrosis					
	KB408	Alpha-1 antitrypsin (AATD)	alpha-1 antitrypsin deficiency					
	KB4XX	Undisclosed Programs						

All pipeline compounds are investigational. All pipeline compounds are wholly owned.

†: FDA Orphan Drug Designation;
¤: FDA Rare Pediatric Disease Designation;
•: Fast-track Designation;
Δ: FDA RMAT designation;
‡: EMA Orphan Drug Designation;
§: EMA PRIME Designation.

Rare disease

More prevalent conditions

Jeune Aesthetics Pipeline

	Product	Gene	Indication	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Commercial
Aesthetics	KB301	Type III collagen	TBD						
	KB302	Type I collagen	TBD						
	KB303	Elastin	TBD						
	KB304	Type III collagen & Elastin	TBD						
	KB305	Type IV collagen	TBD						

All pipeline compounds are investigational, being evaluated in clinical or pre-clinical studies. All pipeline compounds are wholly owned.

There can be no assurance that the upcoming milestones will be met on the expected timeline or at all.

Pipeline Highlights and Recent Developments
Dermatology
Beremagene geperpavec ("B-VEC") is a topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene for the treatment of dystrophic epidermolysis bullosa (“DEB”), a serious rare skin disease caused by missing or mutated COL7 protein. We submitted a Biologics License Application (“BLA”) to the FDA for B-VEC for the treatment of DEB in June 2022. The FDA accepted the BLA in August 2022 granting B-VEC a Priority Review Designation. The action date for B-VEC is May 19, 2023. We submitted a request for a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) in November 2022 for B-VEC for the treatment of DEB in patients 6 months and older. The Company was informed by the EMA in January 2023 to modify the Pediatric Investigation Plan (“PIP”) waiver request to include patients between birth and 6 months. The Company has modified and submitted the PIP waiver so that the MAA procedure can officially start in the second half of 2023 with an approval expected in early 2024.
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis ("TGM1-ARCI"), a serious rare skin disorder caused by missing or mutated TGM1 protein. A randomized, placebo-controlled Phase 1/2 study is ongoing. In July 2021, we announced complete data from the Phase 1 trial, showing repeat topical KB105 dosing continued to be well tolerated with no adverse events or evidence of immune response. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732. We plan to initiate a Phase 2 study in the first half of 2023.
KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. The FDA has granted KB104 rare pediatric designation for the treatment of Netherton Syndrome. We plan to file an Investigational New Drug (“IND”) application and initiate a clinical trial of KB104 to treat patients with Netherton Syndrome in 2023.
Respiratory
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator ("CFTR") transgene for the treatment of cystic fibrosis, a serious rare lung disease caused by missing or mutated CFTR protein. In September 2021, we announced that the Bellberry Human Research Ethics Committee in Australia granted approval to conduct a Phase 1 clinical study of inhaled KB407 in patients with cystic fibrosis, and trial initiation is anticipated in the first half of 2023. Details of the Phase 1 study can be found at www.clinicaltrials.gove under NCT identifier NCT05095246. In August 2022, we announced that the FDA had accepted our IND application to evaluate KB407 in a clinical trial to treat patients with cystic fibrosis. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837. We are closely working with the Therapeutics Development Network of the Cystic Fibrosis Foundation to validate our Phase 1 clinical protocol. We plan to initiate a Phase 1 clinical trial in the U.S. in the first half of 2023.
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency ("AATD"). We presented preclinical pharmacology data for KB408 at the European Society of Gene & Cell Therapy Virtual Congress that was held October 19-22, 2021. We are planning to file an IND for KB408 to treat AATD patients in the second half of 2023.
Aesthetics
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. ("Jeune"). KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. In March 2021, Jeune announced that data from the safety cohort of a Phase 1 clinical trial, the PEARL-1 trial, for the treatment of aesthetic skin conditions, showed the safety and tolerability of repeat KB301 injections. Complete results from the safety cohort of the PEARL-1 trial were presented at the 2021 Society for Investigative Dermatology Annual Meeting. In 2022, we completed efficacy and durability cohorts of the PEARL-1 trial. In March 2022, Jeune announced positive proof-of-concept, safety and efficacy data with respect to improvement of fine lines and wrinkles from the efficacy cohort of the PEARL-1 trial. In November 2022, Jeune announced data from the PEARL-1 extension cohort showing up to nine-month durability of effect following administration of high dose KB301. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier (NCT04540900).

Jeune has several other aesthetic medicine product candidates in various stages of preclinical development as reflected in the chart above.
Business Highlights and Recent Developments
•In April 2023, the Company presented new data on the compassionate use of topical B-VEC to treat a patient with DEB with recurrent cicatrizing conjunctivitis at the Association for Research in Vision and Ophthalmology (ARVO) 2023 Annual Meeting. The patient underwent surgical symblepharon lysis with pannus removal in the right eye. B-VEC was administered to the patient’s right eye at regular intervals following surgery in addition to routine post-surgical management. B-VEC was well tolerated and associated with full corneal healing by 3 months as well as significant visual acuity improvement from hand motion to 20/40 at 7 months, the latest time point of the on-going treatment effect evaluation.
•In April 2023, the Company was informed by the Ministry of Health, Labour and Welfare (MHLW) of Japan that B-VEC was confirmed as safe for importation under the Cartagena Act. With the approval for importation of B-VEC under the Cartagena Act, we intend to start a small open label extension (“OLE”) study of B-VEC in Japan with an approval in Japan expected in early 2025.
•In April 2023, Jeune treated the first subject in the Phase 1, Cohort 3 study of KB301 for the improvement of lateral canthal lines at rest. The Phase 1, Cohort 3 study is being conducted at a single center as an open label study to evaluate two different doses of KB301 in up to 20 subjects. Improvement of lateral canthal lines at rest (“LCL”) was selected as a target indication for KB301 based upon the Phase 1 safety, efficacy and durability studies, which evaluated KB301 in the lower and upper cheek, including the lateral canthal region. Subjects will be followed for three months after KB301 treatment, and the study is expected to be completed in the second half of 2023. Following completion of this study, Jeune plans to initiate a Phase 2 study of KB301 in LCL.
COVID-19 Update
To date the impact of the COVID-19 pandemic on our business and clinical trials in the U.S. has been minimal. Outside of the U.S., we experienced pandemic-related delays in clinical trial initiation in Australia. We will closely monitor any potential impact that future public health crises may have on our clinical trials. For additional information, please see "The effect of the COVID-19 pandemic or similar public health crises on our operations and the operations of our third-party partners could cause a disruption of the development efforts for our product candidates and adversely impact our business" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:
•expenses incurred under agreements with contract manufacturing organizations, contract research organizations, consultants and other vendors that conduct our preclinical activities;
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

We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue our open label extension study for B-VEC, resume dosing with KB105 Phase 1/2 clinical trial, continue the Phase 1, Cohort 3 study and initiate a Phase 2 trial for KB301, initiate Phase 1 trials for KB407, initiate a Phase 1 trial for KB104, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and, as a result, the actual costs to complete clinical trials may exceed the expected costs.
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
We anticipate that our general and administrative expenses will increase in the future to support the continued research and development of our product candidates and our commercial and operational goals. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate that we will continue to increase our salary and personnel costs and other expenses as a result of our preparation for commercial operations.
ASTRA Capital Expenditures
In March 2021, we closed on the purchase of the building that was constructed to house our second CGMP facility, ASTRA. We are currently in the process of constructing the interior build-out of this facility and we have entered into a contract with Whiting-Turner who manages the construction of ASTRA. The Company placed a portion of ASTRA into service during the three months ended March 31, 2023 as it was determined that certain assets were ready for their intended use. On March 27, 2023, the Company received the permanent occupancy permit for ASTRA which allowed the Company to begin utilizing certain portions of the building. As certain building improvements and certain qualification activities are still underway, the Company will continue to hold the remaining assets within construction in progress until validation has been completed and the assets are ready for their intended use. Validation of the facility is expected to be completed in 2023.
Interest and Other Income
Interest and other income consists primarily of income earned from our cash, cash equivalents and investments.
Critical Accounting Policies, and Significant Judgments and Estimates
There have been no significant changes during the three months ended March 31, 2023 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations
Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
(In thousands)	(unaudited)
Expenses
Research and development	$12,288	$9,314	$2,974
General and administrative	24,035	15,908	8,127
Litigation settlement	12,500	25,000	(12,500)
Total operating expenses	48,823	50,222	(1,399)
Loss from operations	(48,823)	(50,222)	1,399
Other Income
Interest and other income, net	3,526	257	3,269
Net loss	$(45,297)	$(49,965)	$4,668
Research and Development Expenses
Research and development expenses increased $3.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to increased payroll related expenses of $2.4 million, which were primarily driven by an increase in headcount to support overall growth, and includes a $1.1 million increase in stock-based compensation, an increase in outsourced research and development activities of $432 thousand, and increased other research and development expenses of $1.2 million, primarily due to depreciation, facilities expenses, license and regulatory fees, and software related costs. The increase was partially offset by decreases in preclinical, clinical and pre-commercial manufacturing expenses of $1.0 million, due to fewer receipts of raw materials and lab supplies period over period that were purchased for planned manufacturing runs of the Company’s products.
Research and development expenses consist primarily of costs relating to the preclinical and clinical development of our product candidates and preclinical programs. Direct research and development expenses associated with our product candidates or development programs consist of compensation related expenses for our internal resources conducting research and development activities, fees paid to external consultants, contract research organizations, or for costs to support our clinical trials. Indirect research and development expenses that are allocated to our product candidates or programs consist of lab supplies and software fees. A significant portion of our research and development expenses are not allocated to individual product candidates and preclinical programs, as certain expenses benefit multiple product candidates and pre-clinical programs. For example, we do not allocate costs associated with stock-based compensation, manufacturing of preclinical or clinical development products or costs relating to facilities and equipment to individual product candidates and preclinical programs.

The following table summarizes our research and development expense by product candidate or program, and for unallocated expenses, by type, for the quarters ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
B-VEC	$2,387	$1,543	$844
KB105	231	22	$209
KB407	377	391	$(14)
KB301	250	207	$43
Other dermatology programs	8	6	$2
Other respiratory programs	112	22	$90
Other aesthetics programs	13	14	$(1)
Other research programs	596	211	$385
Other development programs	335	146	$189
Stock-based compensation	2,496	1,368	$1,128
Other unallocated manufacturing expenses(1)	3,919	4,502	$(583)
Other unallocated expenses(2)	1,564	882	$682
Research and development expense	$12,288	$9,314	$2,974

(1)Unallocated manufacturing expenses consist of shared pre-commercial manufacturing costs, primarily relating to raw materials, contract manufacturing, contract testing, process development, quality control and quality assurance activities and other manufacturing costs which support the development of multiple product candidates in our preclinical and clinical development programs.
(2)Other unallocated expenses include rental, storage, depreciation, and other facility related costs that we do not allocate to our individual product candidates.
As noted above, research and development expense increased $3.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Expenses for B-VEC increased $844 thousand, due to increased payroll related expenses to support pre-approval activities, clinical trial costs, license and regulatory costs and increased allocated research and development expenses. KB105 and other development programs spending increased primarily due to payroll related costs. Spending on other research programs increased by $385 thousand due primarily to increased internal resources and other payroll related costs and an increase from allocated research and development expenses. Stock-based compensation increased $1.1 million due to an increase in internal resources to support overall research and development growth. Additionally, other unallocated expenses increased $682 thousand primarily related to increases in depreciation expense. These increases were offset by a decrease in other unallocated manufacturing expenses of $583 thousand due to fewer receipts of raw materials period over period that were purchased for planned manufacturing runs of the Company’s products.
General and Administrative Expenses
General and administrative expenses increased $8.1 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Higher general and administrative spending was due largely to increases in payroll related expenses of approximately $7.0 million, which was primarily driven by an increase in headcount in our commercial and other administrative functions to support overall growth and preparation for commercialization, and includes a $2.9 million increase in stock-based compensation, increased marketing costs of $919 thousand, increased software-related costs of $253 thousand, increased travel related costs of $232 thousand, and an increase in other general and administrative expenses of $456 thousand, which consisted primarily of increased information technology costs and utilities costs. These increases were partially offset by a net decrease of legal costs of $434 thousand, which consists of decreased legal and professional fees of $943 thousand offset by a decrease in litigation related insurance proceeds of approximately $509 thousand, due primarily to the settlement of the PeriphaGen litigation, and a decrease in medical affairs costs of $277 thousand.
Litigation Settlement
Litigation settlement for the three months ended March 31, 2023 and 2022 was $12.5 million and $25.0 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. For the three months ended March 31, 2023, in accordance with ASC Topic 450, Contingencies, we determined that FDA approval of B-VEC was probable, and recorded expense relating to the first milestone payment, which becomes payable upon the approval of our first product by the FDA. See "Legal Proceedings" in Note 6 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Interest and Other Income
Interest and other income for the three months ended March 31, 2023 and 2022 was $3.5 million and $257 thousand, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period.
Liquidity and Capital Resources
Overview
At March 31, 2023, our cash, cash equivalents and short-term investments balance was approximately $350.4 million. Since operations began, we have incurred operating losses. Our net losses were $45.3 million and $50.0 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had an accumulated deficit of $326.1 million. We believe that our cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to allow us to fund operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of B-VEC, KB105, KB407, KB301 or our planned clinical and preclinical studies for our other product candidates, or our operations. Further, we do not expect to generate any product revenues until 3Q 2023, at the earliest, assuming we receive marketing approval for B-VEC on the schedule we currently contemplate. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we will be required to pay $12.5 million upon the approval of our first product by the FDA, followed by three additional $12.5 million contingent milestone payments upon reaching $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch B-VEC, KB105, KB407, KB301 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for preclinical and clinical materials, third-party clinical trial research and development services, laboratory and related supplies, pre-commercialization costs, legal and other regulatory expenses, payments of settlement amounts to PeriphaGen and general overhead costs. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, manufacturing, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding.
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

•the progress, timing and costs of our Phase 1, Cohort 3 study and Phase 2 clinical trials for KB301;
•the progress, timing and costs of our KB407 clinical trials;
•the progress, timing and costs of manufacturing of B-VEC;
•the continued development and the filing of an IND application for current and future product candidates;
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

Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net cash used in operating activities	(26,156)	(15,493)
Net cash provided by (used in) investing activities	3,563	(55,908)
Net cash provided by (used in) financing activities	1,474	(542)
Effect of exchange rate changes on cash and cash equivalents	(36)	—
Net decrease in cash	$(21,155)	$(71,943)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $26.2 million and consisted primarily of a net loss of $45.3 million adjusted for non-cash items primarily comprised of stock-based compensation expense of $10.4 million and depreciation and amortization of $705 thousand, and cash provided by decreases in net working capital of approximately $8.6 million which includes an increase in accrued legal settlement of $12.5 million.
Net cash used in operating activities for the three months ended March 31, 2022 was $15.5 million and consisted primarily of a net loss of $50.0 million adjusted for non-cash items primarily of depreciation and amortization and stock-based compensation expense of $7.3 million, and cash provided by decreases in net working capital of approximately $27.2 million which includes an increase in accrued legal settlement of $25.0 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 was $3.6 million and consisted primarily of proceeds of $154.5 million received from the maturities of short-term investments, partially offset by expenditures of $5.4 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, and $145.6 million on the purchase of short-term and long-term investments.
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
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $1.5 million and consisted primarily of proceeds of $2.2 million received from exercises of stock options and partially offset by $749 thousand used for the employee tax withholding payment for settlement of vested restricted stock awards.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of $350.4 million at March 31, 2023, which consist primarily of money market, bank deposits, commercial paper, corporate bonds, and government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short and long-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in Note 6 of the notes to condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q is incorporated by reference in response to this item.
Item 1A. Risk Factors.
As disclosed in "Summary Risk Factors" and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There have been no material changes from the risk factors previously disclosed in such filing.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchases of our equity securities during the quarter ended March 31, 2023:

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2023 - January 31,2023	—		$—	—	—
February 1, 2023 - February 28, 2023	9,551		$78.89	—	—
March 1, 2023 - March 31, 2023	—		$—	—	—
Total	9,551	(1)	$78.89	—	—
(1) Represents shares withheld from employees for taxes resulting from the vesting of restricted stock awards.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number

10.1#	Form of Time-Based Restricted Stock Unit Award Agreement under the 2017 IPO Stock Incentive Plan

10.2#	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2017 IPO Stock Incentive Plan

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2023, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 8, 2023	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)