Form 10-Q
period 2023-09-30
Krystal Biotech, Inc.
filed 2023-11-06
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KRYS	NASDAQ Global Select Market
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2023, there were 28,206,330 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51

SIGNATURES		52

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$373,241	$161,900
Short-term investments	188,828	217,271
Accounts receivable, net	9,316	—
Inventory	5,278	—
Prepaid expenses and other current assets	5,465	4,608
Total current assets	582,128	383,779
Property and equipment, net	164,029	161,684
Long-term investments	36,548	4,621
Right-of-use assets	7,360	8,042
Other non-current assets	285	324
Total assets	$790,350	$558,450
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,340	$3,981
Current portion of lease liability	1,501	1,561
Accrued expenses and other current liabilities	21,742	23,305
Total current liabilities	27,583	28,847
Lease liability	6,819	7,372
Total liabilities	34,402	36,219
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock; $0.00001 par value; 80,000,000 shares authorized at September 30, 2023 and December 31, 2022; 28,194,655 shares issued and outstanding at September 30, 2023; and 25,763,743 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	1,034,849	803,718
Accumulated other comprehensive loss	(382)	(728)
Accumulated deficit	(278,519)	(280,759)
Total stockholders' equity	755,948	522,231
Total liabilities and stockholders' equity	$790,350	$558,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Product revenues, net	$8,556	$—	$8,556	$—
Expenses:
Cost of goods sold	223	—	223	—
Research and development	10,629	11,516	35,061	31,720
Selling, general, and administrative	23,697	19,935	73,637	53,705
Litigation settlement	—	—	12,500	25,000
Total operating expenses	34,549	31,451	121,421	110,425
(Loss) from operations	(25,993)	(31,451)	(112,865)	(110,425)
Other income:
Gain from sale of priority review voucher	100,000	—	100,000	—
Interest and other income, net	6,740	1,601	15,105	2,502
Net income (loss)	$80,747	$(29,850)	2,240	(107,923)
Unrealized (loss) gain on available-for-sale securities and currency translation adjustment	(146)	70	346	(1,312)
Comprehensive income (loss)	$80,601	$(29,780)	$2,586	$(109,235)

Net income (loss) per common share:
Basic	$2.88	$(1.17)	$0.08	$(4.24)
Diluted	$2.79	$(1.17)	$0.08	$(4.24)

Weighted-average common shares outstanding:
Basic	28,042,130	25,619,125	26,812,278	25,428,097
Diluted	28,892,226	25,619,125	27,384,539	25,428,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2023	25,763,743	$—	$803,718	$(728)	$(280,759)	$522,231
Issuance of common stock, net	42,021	—	2,208	—	—	2,208
Shares surrendered for taxes	(9,551)	—	(749)	—	—	(749)
Stock-based compensation expense	—	—	10,599	—	—	10,599
Unrealized gain on investments and other	—	—	—	574	—	574
Net loss	—	—	—	—	(45,297)	(45,297)
Balances at March 31, 2023	25,796,213	$—	$815,776	$(154)	$(326,056)	$489,566
Issuance of common stock, net	2,178,703	—	185,397	—	—	185,397
Stock-based compensation expense	—	—	11,443	—	—	11,443
Unrealized (loss) on investments and other	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(33,210)	(33,210)
Balances at June 30, 2023	27,974,916	$—	$1,012,616	$(236)	$(359,266)	$653,114
Issuance of common stock, net	219,739	—	13,511	—	—	13,511
Stock-based compensation expense	—	—	8,722	—	—	8,722
Unrealized (loss) on investments and other	—	—	—	(146)	—	(146)
Net income	—	—	—	—	80,747	80,747
Balances at September 30, 2023	28,194,655	$—	$1,034,849	$(382)	$(278,519)	$755,948

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at January 1, 2022	25,207,985	$—	$734,523	$(163)	$(140,784)	$593,576
Issuance of common stock, net	1,475	—	55	—	—	55
Shares surrendered for taxes and forfeitures	(10,379)	—	(649)	—	—	(649)
Stock-based compensation expense	—	—	6,571	—	—	6,571
Unrealized (loss) on investments and other	—	—	—	(1,034)	—	(1,034)
Net loss	—	—	—	—	(49,965)	(49,965)
Balances at March 31, 2022	25,199,081	$—	$740,500	$(1,197)	$(190,749)	$548,554
Issuance of common stock, net	472,706	—	30,748	—	—	30,748
Shares forfeited	(7,500)	—	—	—	—	—
Stock-based compensation expense	—	—	8,335	—	—	8,335
Unrealized (loss) on investments and other	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(28,108)	(28,108)
Balances at June 30, 2022	25,664,287	$—	$779,583	$(1,545)	$(218,857)	$559,181
Issuance of common stock, net	45,377	—	2,176	—	—	2,176
Stock-based compensation expense	—	—	9,195	—	—	9,195
Unrealized gain on investments and other	—	—	—	70	—	70
Net loss	—	—	—	—	(29,850)	(29,850)
Balances at September 30, 2022	25,709,664	$—	$790,954	$(1,475)	$(248,707)	$540,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating Activities
Net income (loss)	$2,240	$(107,923)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Gain from sale of priority review voucher	(100,000)	—
Depreciation and amortization	2,569	2,966
Stock-based compensation expense	30,080	23,678
Loss on disposals of fixed assets	—	22
Other, net	(4,290)	(224)
Changes in operating assets and liabilities
Accounts receivable	(9,316)	—
Inventory	(3,983)	—
Prepaid expenses and other current assets	(137)	1,031
Other non-current assets	(48)	(31)
Lease liability	(603)	(459)
Accounts payable	121	(316)
Accrued expenses and other current liabilities	1,795	3,016
Net cash (used in) operating activities	(81,572)	(78,240)

Investing Activities
Proceeds from sale of priority review voucher	100,000	—
Purchases of property and equipment	(9,952)	(47,762)
Purchases of investments	(425,870)	(214,712)
Proceeds from maturities of investments	428,620	153,599
Net cash provided by (used in) investing activities	92,798	(108,875)

Financing Activities
Issuance of common stock, net of issuance costs	200,880	32,927
Taxes paid related to settlement of restricted stock awards	(749)	(649)
Net cash provided by financing activities	200,131	32,278

Effect of exchange rate changes on cash and cash equivalents	(16)	—

Net increase (decrease) in cash and cash equivalents	211,341	(154,837)

Cash and cash equivalents at beginning of period	161,900	341,246
Cash and cash equivalents at end of period	$373,241	$186,409

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$11,103	$15,305
Initial recognition of right-of-use assets	$—	$1,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. In June 2018, the Company incorporated a wholly-owned subsidiary in Australia for the purpose of undertaking preclinical and clinical studies in Australia. In April 2019, the Company incorporated Jeune Aesthetics, Inc. (“Jeune Aesthetics”), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, December 2022, and August 2023, the Company incorporated wholly-owned subsidiaries in Switzerland, Netherlands, France, and Germany, respectively, for the purpose of establishing initial operations in Europe for the commercialization of the Company’s product pipeline.
We are a commercial-stage biotechnology company focused on the discovery, development, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Our approach leverages our patented platform that is based on an engineered Herpes Simplex Virus-1 (“HSV-1”) vector to deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home by a healthcare professional. Our innovative technology platform is supported by two in-house, commercial scale Current Good Manufacturing Practices ("CGMP") manufacturing facilities.
On May 19, 2023, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, VYJUVEK® (“VYJUVEK”) for the treatment of Dystrophic Epidermolysis Bullosa (“DEB”) in patients six months or older. Additionally, the Company received a Rare Pediatric Disease Priority Review Voucher (“PRV”) in connection with the VYJUVEK approval. VYJUVEK became commercially available upon approval, and we began generating revenue from VYJUVEK product sales in 3Q 2023.
Liquidity
As of September 30, 2023, the Company had an accumulated deficit of $278.5 million. As the Company continues to incur operating losses, a transition to operating profitability is dependent upon the successful commercialization of VYJUVEK as well as successful development, approval, and commercialization of its other product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve operating profitability and unless and until it does, the Company will continue to need to raise additional capital or obtain financing from other sources. Management intends to fund future operations through its on hand cash and cash equivalents, revenue generated from the sale of VYJUVEK, the sale of equity, debt financings, and may also seek additional capital through arrangements with strategic partners or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to further its pipeline and to expand its commercialization capabilities in advance of the potential global regulatory approvals of VYJUVEK. The Company believes that its cash, cash equivalents and short-term investments of approximately $562.1 million as of September 30, 2023 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates in the period these variances become known. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, accrued expenses, and the valuation allowance included in the deferred income tax calculation.
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
As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the condensed consolidated balance sheets. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest and other income, net, in the condensed consolidated statements of operations and comprehensive income (loss).
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
The carrying amounts of financial instruments consisting of cash and cash equivalents, investments, accounts receivable, net, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s condensed consolidated financial statements, approximate fair value, primarily due to their short maturities. Our available-for-sale, short-term and long-term investments are considered to be Level 2 financial instruments.
Revenue Recognition
The Company sells VYJUVEK to a limited number of specialty pharmacies (“SPs”) that mix the medication and administer it to patients in the patient’s home by a healthcare professional and a single specialty distributor (“SD”), that distributes VYJUVEK to hospitals and outpatient clinics where patients are administered the medication at a healthcare professional’s office.
The Company recognizes product revenue under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, the Company is required to complete the following five steps:
(i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company recognizes revenue when the customer obtains control of the product, which occurs at a point in time, upon delivery to the customer. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring VYJUVEK and is generally based upon a list or fixed price less allowances for returns, rebates and discounts. The Company’s payment terms are generally 30 to 60 days from the invoice date.
Variable Consideration
Product revenues is recorded at the net sales price, or transaction price, upon delivery and transfer of control to the customer, and includes an estimate of variable consideration, which results from discounts, rebates, and returns that are offered within contracts between the Company and its customers.
–Prompt Pay Discounts: As an incentive for prompt payment, the Company offers a cash discount to customers. The Company estimates accrued prompt pay discounts using the most likely amount method. The Company expects that all eligible customers will comply with the contractual terms to earn the discount. The Company records the discount as an allowance against accounts receivable, net and a reduction of revenue.
–Government Rebates: The Company participates in certain government rebate programs including Medicaid. The Company estimates accrued government rebates using the expected value method. The Company accrues estimated rebates based on estimated percentages of VYJUVEK prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue. Accrued government rebates are recorded as a reduction of revenue and are included in other accrued liabilities on the condensed consolidated balance sheets.
–Commercial Rebates: The Company participates in certain commercial rebate programs. Under these rebate programs, the Company pays a rebate to the commercial entity or third-party administrator of the program. Accrued commercial rebates are estimated using the expected value method. The Company accrues estimated rebates based on contract prices, estimated percentages of VYJUVEK that will be prescribed to qualified patients and estimated levels of inventory in the distribution channel. Accrued commercial rebates are recorded as a reduction of revenue and are included in other accrued liabilities on the condensed consolidated balance sheets.
–Copay Assistance: The Company provides copay assistance to qualified patients, helping them meet copay obligations to their insurance provider. The Company reimburses pharmacies for this discount through third-party vendors. The Company estimates copay assistance costs using the expected value method. The estimate is based on contract prices, estimated percentages of VYJUVEK that will be prescribed to qualified patients, average assistance paid based on reporting from third-party vendors and estimated levels of inventory in the distribution channel. Copay assistance costs are recorded as reductions to revenue and are accrued in other accrued liabilities on the condensed consolidated balance sheets.

–Returns: The Company offers SPs and SDs limited return rights relating to product damage or defect and based on these provisions, the Company believes that there will be minimal returns.
Variable consideration is estimated and reduces the transaction price to reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts and are recorded in the same period the related product revenues is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates in the period these variances become known.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing of VYJUVEK. These costs consist of manufacturing costs, personnel costs including stock-based compensation, facility costs, and other indirect overhead costs. Cost of goods sold may also include period costs related to certain manufacturing services and inventory adjustment charges.
Accounts Receivable
Accounts receivable is recorded net of allowances for prompt payment discounts, returns, and credit losses. The Company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of September 30, 2023, the credit profiles for the Company’s customer was deemed to be in good standing, and as such an allowance for credit losses was not recorded.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term investments, long-term investments, and accounts receivable, net. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the condensed consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company’s accounts receivable, net and marketable securities, which primarily consist of U.S. government agency securities and treasuries, equity securities, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk. The Company had one customer for the three and nine months ended September 30, 2023 and no product revenues for the three and nine months ended September 30, 2022. The Company has no financial instruments with off-balance sheet risk of loss.
Inventories
The Company capitalizes inventory costs associated with products when future economic benefit is expected to be realized. These costs consist of raw materials, manufacturing-related costs, personnel costs including stock-based compensation, facility costs, and other indirect overhead costs. Prior to receiving FDA approval for VYJUVEK in May 2023, the Company expensed costs related to inventory for clinical and pre-commercial purposes directly to research and development expense. Following the FDA’s approval of VYJUVEK, the Company began capitalizing inventory related to commercialized products held for sale, in-process of production for sale, and raw materials to be used in the manufacturing of inventory.
The Company values its inventories at the lower-of-cost and net realizable value, on a first-in, first-out (“FIFO”) basis. The Company adjusts the net realizable value of any excess, obsolete or unsalable inventories in the period in which an impairment is identified. For the three and nine months ended September 30, 2023 and 2022, there were no inventory impairment adjustments. As of September 30, 2023, the Company recorded $5.3 million of inventory, consisting of raw materials, work-in-process, and finished goods within inventory on the Company’s condensed consolidated balance sheets.
Property and Equipment, net
Property and equipment, net, is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Upon disposal, the related cost and accumulated depreciation is removed and any resulting gain or loss is included in the results of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. We review the recoverability of the net book value of long-lived assets whenever events and circumstances indicate ("triggering events") that the net book value of an asset may not be recoverable. In cases where a triggering event occurs and undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company has not identified any triggering events or recognized any impairment losses for the three and nine months ended September 30, 2023 and 2022.
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
The Company estimates contract research and manufacturing expenses based on the services performed pursuant to contracts with research organizations and manufacturing organizations that manufacture materials used in the Company’s ongoing preclinical and clinical studies. Non-refundable advanced payments for goods or services to be received in the future for use in research and development activities are capitalized within prepaid expenses and other current assets on the condensed consolidated balance sheets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions from non-owner sources. Unrealized gains or losses on available-for-sale securities and foreign currency translation are components of other comprehensive gains or losses and are presented net of taxes. We record reclassifications from other comprehensive gains or losses to interest and other income, net on the condensed consolidated statements of operations related to realized gains on sales of available-for-sale securities.
The Company reviews its securities quarterly to determine whether an other-than-temporary impairment has occurred. The Company determined that there were no other-than-temporary impairments during the three and nine months ended September 30, 2023 and 2022.
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
3.    Revenue Recognition
The Company began commercial marketing and sales of VYJUVEK throughout the United States and began recognizing revenue in 3Q 2023. For the three and nine months ended September 30, 2023 and 2022, the Company recognized net product revenues of $8.6 million and zero, respectively. Accounts receivable balances were $9.3 million and zero as of September 30, 2023 and December 31, 2022, respectively.
The following table summarizes changes in allowances and discounts for the three months ended September 30, 2023 (in thousands):

	Rebates	Prompt Pay	Other Accruals	Total
Balance as of June 30, 2023	$—	$—	$—	$—
Provision	920	195	78	1,192
Payments/Credits	—	(5)	—	(5)
Balance, as of September 30, 2023	$920	$190	$78	$1,187

4.    Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents consist of common stock issuable upon exercise of stock options and vesting of restricted stock awards and restricted stock units.
There were 378,299 and 1,277,313 common share equivalents, in the form of stock options, that have been excluded of from the calculation of diluted net income (loss) per common share for the three and nine months ended September 30, 2023, respectively, as their effect would be anti-dilutive. There were 3,565,110 common share equivalents outstanding in the form of stock options and unvested restricted stock awards as of September 30, 2022 that were excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$80,747	$(29,850)	$2,240	$(107,923)
Denominator:
Weighted-average basic common shares	28,042,130	25,619,125	26,812,278	25,428,097
Dilutive effect of stock options and unvested restricted stock	850,096	—	572,261	—
Weighted-average diluted common shares	28,892,226	25,619,125	27,384,539	25,428,097

Net income (loss) per common share — Basic	$2.88	$(1.17)	$0.08	$(4.24)
Net income (loss) per common share — Diluted	$2.79	$(1.17)	$0.08	$(4.24)
5.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$373,241	$—	$—	$373,241	$373,241	$—	$—
Subtotal	373,241	—	—	373,241	373,241	—	—
Level 2:
Commercial paper	43,496	1	(9)	43,488	—	43,488	—
Corporate bonds	70,465	4	(201)	70,268	—	56,463	13,805
U.S. government agency securities	111,635	225	(240)	111,620	—	88,877	22,743
Subtotal	225,596	230	(450)	225,376	—	188,828	36,548
Total	$598,837	$230	$(450)	$598,617	$373,241	$188,828	$36,548

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities (1)	Long-term Marketable Securities (2)
Level 1:
Cash and cash equivalents	$161,900	$—	$—	$161,900	$161,900	$—	$—
Subtotal	161,900	—	—	161,900	161,900	—	—
Level 2:
Commercial paper	63,624	5	(23)	63,606	—	63,606	—
Corporate bonds	82,241	13	(419)	81,835	—	77,214	4,621
U.S. government agency securities	76,683	161	(393)	76,451	—	76,451	—
Subtotal	222,548	179	(835)	221,892	—	217,271	4,621
Total	$384,448	$179	$(835)	$383,792	$161,900	$217,271	$4,621

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company's long-term marketable securities mature between one year and two years.
See Note 2 to these unaudited condensed consolidated financial statements for additional discussion regarding the Company’s fair value measurements.
6.    Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Building and building improvements	72,193	—
Construction in progress	$56,074	$131,331
Leasehold improvements	24,835	24,217
Manufacturing equipment	16,827	9,783
Laboratory equipment	2,339	2,089
Furniture and fixtures	1,518	957
Computer equipment and software	982	100
Total property and equipment	174,768	168,477
Accumulated depreciation	(10,739)	(6,793)
Property and equipment, net	$164,029	$161,684
Depreciation expense was $1.2 million and $3.5 million for the three and nine months ended September 30, 2023 and $669 thousand and $1.6 million for the three and nine months ended September 30, 2022, respectively.
On March 27, 2023, the Company received the permanent occupancy permit for its second commercial scale CGMP facility, ASTRA, which allowed the Company to begin utilizing certain portions of the building. As a result, certain assets relating to ASTRA were reclassified from construction in progress to leasehold improvements, manufacturing equipment, buildings and building improvements, furniture and fixtures, or computer equipment and software during the first half of 2023. The Company placed additional portions of ASTRA into service during the three months ended September 30, 2023 as it was determined that additional assets were ready for their intended use. As certain building improvements are not yet complete and certain qualification activities are still underway, the Company will continue to hold the remaining assets within construction in progress until validation has been completed and the assets are ready for their intended use. Validation of the facility is expected to be completed in 2023.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued construction in progress	$7,548	$11,452
Accrued payroll and benefits	7,033	6,781
Accrued professional fees	2,786	3,397
Other current liabilities	2,315	267
Accrued preclinical and clinical expenses	1,908	1,365
Accrued taxes	152	43
Total	$21,742	$23,305
7.    Commitments and Contingencies
Agreements with Contract Research Organizations and Contract Manufacturing Organizations
The Company enters into various agreements in the normal course of business with Contract Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our cell and virus banks and for the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, storage, packaging, labeling, and/or testing of our preclinical and clinical-stage or pre-commercial products. The Company is obligated to make milestone payments under certain of these contracts. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The estimated remaining commitment as of September 30, 2023 under these agreements is approximately $2.7 million. The Company has incurred research and development expenses under these agreements of $1.9 million and $5.0 million for the three and nine months ended September 30, 2023, respectively, and $2.1 million and $5.1 million for the three and nine months ended September 30, 2022, respectively.
ASTRA Contractual Obligations
The Company has contracted with various third parties to complete and qualify our second CGMP facility, ASTRA. These contracts typically call for the payment of fees for services or materials upon the achievement of certain milestones. The estimated remaining commitment as of September 30, 2023 is $11.1 million and primarily relates to the remaining building improvements and certain qualification activities of the facility. The Company has included costs incurred to-date associated with the ongoing build-out of ASTRA within construction in progress, except for the assets of the facility that have been placed in service.
As of September 30, 2023, Substantial Completion, as defined in the Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction (the “Agreement”) with Whiting-Turner Contracting Company (“Whiting-Turner”), the construction manager for ASTRA, had not been achieved. Whiting-Turner’s work under the Agreement represents a portion of the work necessary to complete construction of the ASTRA facility and, therefore the date of Substantial Completion of Whiting-Turner’s work under the Agreement may not equate to the date of in-service for portions of ASTRA or the date of full facility completion of ASTRA.
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
The Company recorded the settlement payments of zero and $12.5 million for the three and nine months ended September 30, 2023, respectively, and zero and $25.0 million for the three and nine months ended September 30, 2022, respectively, under litigation settlement expense on the condensed consolidated statements of operations. As of September 30, 2023, the Company has not recorded an accrual for the remaining contingent milestone payments.
The Company did not receive insurance proceeds during the three and nine months ended September 30, 2023 and received zero and $768 thousand during the three and nine months ended September 30, 2022, respectively. The reimbursements have been recorded as a reduction to our legal fees included in selling, general, and administrative expenses on the condensed consolidated statements of operations and within operating activities on the condensed consolidated statements of cash flows.
8.    Leases
As of September 30, 2023, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows (in thousands):

Operating Leases
2023 (remaining three months)	$413
2024	1,539
2025	1,277
2026	1,277
2027	1,300
Thereafter	10,763
Future minimum operating lease payments	$16,569
Less: Interest	(8,249)
Present value of lease liability	$8,320
Supplemental condensed consolidated balance sheet information related to leases is as follows:

	September 30, 2023	December 31, 2022
Operating leases:
Right-of-use assets	$7,360	$8,042
Current portion of lease liability	1,501	1,561
Lease liability	6,819	7,372
Total lease liability	$8,320	$8,933
Weighted average remaining lease term, in years	12.3	12.5
Weighted average discount rate	9.4%	9.4%

The components of the Company's lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost:
Operating lease expense	$379	$399	$1,282	$1,200
Variable lease expense	62	48	150	168
Total lease expense	$441	$447	$1,432	$1,368

9.    Capitalization
ATM Program
On December 31, 2020, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program ("2020 ATM Program"), under which the Company issued and sold from time to time through Cowen, acting as agent and/or principal, shares of its common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million ("Placement Shares"). The issuance and sale of the Placement Shares were made pursuant to the Company's effective "shelf" registration statement on Form S-3 that was filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2020 (the “2020 Shelf Registration Statement”). During the nine months ended September 30, 2022, the Company issued and sold 434,782 Placement Shares at a weighted average price of $69.00 per share for net proceeds of $29.1 million after deducting selling commissions of approximately $900 thousand.
The Company’s 2020 Shelf Registration Statement expired on May 4, 2023, and the Company put in place a new at-the-market equity offering program under substantially the same terms as the 2020 ATM Program (the “New ATM Program”). Accordingly, on May 8, 2023, the Company entered into a new sales agreement with Cowen to issue and sell shares of the Company’s common stock having an aggregate offering price of up to $150.0 million (the “New Placement Shares”) from time to time, under which Cowen will act as the Company’s agent and/or principal. The New Placement Shares will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 filed with the SEC on April 6, 2023, and a prospectus supplement relating to the New Placement Shares that was filed with the SEC on May 8, 2023. During the quarter ended September 30, 2023 no shares of common stock were issued pursuant to the New ATM Program, resulting in $150.0 million available for issuance under the New ATM Program.
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
10.    Stock-Based Compensation
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
The Company granted 30,500 and 419,780 stock options to employees, non-employees, and directors of the Company during the three and nine months ended September 30, 2023 and 189,000 and 1,958,000 to employees, non-employees, and directors of the Company during the three and nine months ended September 30, 2022, respectively.

The following table summarizes the Company’s stock option activity:

	Stock Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands) (1)
Outstanding at December 31, 2022	3,582,181	$61.50	8.7	$64,880
Granted	419,780	$91.38
Exercised	(710,734)	$57.98
Cancelled or forfeited	(623,967)	$64.19
Expired	—	$—
Outstanding at September 30, 2023	2,667,260	$66.04	8.2	$133,648
Exercisable at September 30, 2023	707,277	$55.51	7.1	$42,793

(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2023 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised during the three and nine months ended September 30, 2023 was $13.5 million and $41.4 million, respectively, and during the three and nine months ended September 30, 2022 was $1.3 million and $2.1 million, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors during the three and nine months ended September 30, 2023 was $85.93 and $62.87, respectively, and during the three and nine months ended September 30, 2022 was $49.59 and $43.66, respectively.
There was $77.5 million of unrecognized stock-based compensation expense related to employees', non-employees', and directors’ option awards that is expected to be recognized over a weighted-average period of 2.6 years as of September 30, 2023.
The Company has recorded stock-based compensation expense related to the issuance of stock option awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,033	$2,184	$6,858	$5,547
Selling, general, and administrative	4,796	6,433	18,881	16,791
Total stock-based compensation	$6,829	$8,617	$25,739	$22,338
The fair value of options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected stock price volatility	74%	78%	73%	78%
Expected term of the award (years)	6.2	6.2	6.0	6.2
Risk-free interest rate	4.26%	3.20%	3.94%	2.27%
Weighted average exercise price	$125.06	$70.91	$91.38	$63.03
Forfeiture rate	—%	—%	—%	—%
Dividend yield	—%	—%	—%	—%

Restricted Stock Awards
Restricted stock awards ("RSAs") granted to employees vest ratably over a four-year period. The Company granted zero RSAs to employees of the Company during each of the three and nine months ended September 30, 2023 and September 30, 2022, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs as of December 31, 2022	66,600	$78.89
Granted	—	$—
Vested	(12,649)	$78.89
Surrendered for taxes	(9,551)	$78.89
Non-vested RSAs as of September 30, 2023	$44,400	$78.89
There was $2.5 million of unrecognized stock-based compensation expense related to employees’ RSAs that is expected to be recognized over a weighted-average period of 1.4 years as of September 30, 2023.
The Company recorded stock-based compensation expense related to RSAs in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general, and administrative	$437	$441	$1,305	$1,340
Total stock-based compensation	$437	$441	$1,305	$1,340
Restricted Stock Units
Restricted stock units (“RSUs”) granted to employees vest ratably over a four-year period. The Company granted zero and 186,900 RSUs to employees of the Company during the three and nine months ended September 30, 2023, respectively, and zero RSUs during the three and nine months ended September 30, 2022, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2022	—
Granted	186,900	$81.91
Vested	—
Surrendered or forfeited	(24,700)	$81.91
Non-vested RSUs as of September 30, 2023	162,200	$81.91
There was $11.3 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.4 years as of September 30, 2023.
The Company recorded stock-based compensation expense related to RSUs in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and Development	$303	$—	$837	$—
Selling, general, and administrative	370	—	998	—
Total stock-based compensation	$673	$—	$1,835	$—

Performance-Based Restricted Stock Units
Performance-based restricted stock units (“PSUs”) granted to employees vest ratably over two years based upon continued service through the vesting date and the achievement of specific regulatory and commercial performance criteria as determined by the Compensation Committee of the Company’s Board of Directors. The performance criteria are to be completed by the end of the year in which the PSU awards were granted. Each PSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes stock-based compensation expense for the fair value of the PSU awards relating to the portion of the awards that are probable of vesting over the service period. On a quarterly basis, management estimates the probable number of PSU’s that would vest until such time that the ultimate achievement of the performance criteria are known. As of September 30, 2023, the Company estimates that 100% of the PSUs granted will be eligible to vest.
The Company granted zero and 60,000 PSUs to employees of the Company during the three and nine months ended September 30, 2023 and zero PSUs during the three and nine months ended September 30, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PSUs as of December 31, 2022	—
Granted	60,000	$81.91
Vested	—
Surrendered or forfeited	(10,000)	$81.91
Non-vested PSUs as of September 30, 2023	50,000	$81.91
There was $2.9 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 1.4 years as of September 30, 2023.
The Company recorded stock-based compensation expense related to PSUs in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general, and administrative	$373	$—	$1,201	$—
Total stock-based compensation	$373	$—	$1,201	$—
Shares remaining available for grant under the Plan were 1,489,488, with a sublimit for incentive stock options of 30,783, at September 30, 2023.
After the FDA approval of VYJUVEK on May 19, 2023, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK. For the three and nine months ended September 30, 2023, the Company capitalized $410 thousand and $522 thousand, respectively, in inventory.
Historically, the Company also capitalized the portion of stock-based compensation related to work performed on the construction of our manufacturing facilities. There was zero and $162 thousand of stock-based compensation that was capitalized in property and equipment during the three and nine months ended September 30, 2023 and $137 thousand and $423 thousand of stock-based compensation that was capitalized in property and equipment during the three and nine months ended September 30, 2022, respectively.
11.    Gain from Sale of Priority Review Voucher
In August 2023, the Company entered into an agreement to sell the rare pediatric disease voucher (“PRV”), which was awarded to the Company in connection with the FDA’s approval of VYJUVEK. The transaction closed in August 2023 and was not subject to any commissions or closing costs. The proceeds of $100.0 million from the sale of the PRV were recorded as a gain from sale of priority review voucher on the Company’s condensed consolidated statement of operations as it did not have a carrying value at the time of the sale.

12.    Subsequent Events
The Company evaluates events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to identify matters that require recognition or disclosure. The Company concluded that no subsequent events have occurred, that would require recognition or disclosure in the condensed consolidated financial statements.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some of such factors include, but are not limited to:
•the commercial success of VYJUVEK;
•the initiation, timing, cost, progress and results of our research and development activities, preclinical studies and clinical trials for our product candidates;
•the timing, scope or results of regulatory filings and approvals, including timing of final U.S. Food and Drug Administration (“FDA”) and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA;
•changes in our estimates regarding the potential market opportunity for our FDA-approved product, VYJUVEK (beremagene geperpavec-svdt) (also known as “B-VEC” where not approved), and our product candidates;
•increases in costs associated with our research and development programs for our product candidates;
•increases in our selling, general, and administrative expenses;
•risks related to our ability to successfully develop and commercialize our product candidates;
•our ability to identify new product candidates;
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
•our ability to establish and maintain collaborations;
•our financial performance and our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, as well as our ability to raise capital;
•our ability to successfully avoid or resolve any litigation, intellectual property or other claims, that may be brought against us;
•global economic conditions, including the recent rise in inflation and interest rates and recent bank failures; and
•the impact of changes in laws and regulations.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in (i) Item 1A of Part II of this Quarterly Report on Form 10-Q, (ii) “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and (iii) other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.
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
Overview
We are a commercial-stage biotechnology company focused on the discovery, development, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Our approach leverages our patented platform that is based on an engineered Herpes Simplex Virus-1 (“HSV-1”) vector to deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home by a healthcare professional. Our innovative technology platform is supported by two in-house, commercial scale CGMP manufacturing facilities.
Our US FDA Approved Product
VYJUVEK
On May 19, 2023, the United States Food and Drug Administration (the “FDA”) approved VYJUVEK, the first ever re-dosable gene therapy for treating patients, six months of age or older, suffering from Dystrophic Epidermolysis Bullosa (“DEB”), a rare and severe monogenic disease that affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1. VYJUVEK is a redosable topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene to a patient’s skin cells to produce the COL7 protein. VYJUVEK is the first and only medicine approved by the FDA for the treatment of DEB, both recessive and dominant, that can be administered by a healthcare professional in either a healthcare professional setting or in the home. We possess exclusive rights to develop, manufacture, and commercialize VYJUVEK and all our pipeline candidates throughout the world.
As of September 30, 2023, the Company received 284 Patient Start Forms, of which 20% were generated for patients with dominant DEB. In addition, the Company has received positive coverage determinations from all major commercial national health plans. Optional Medicaid fee-for service states initiated coverage in July, and the Company expects to receive positive coverage from most mandatory states in the fourth quarter of 2023 and the balance in the first quarter of 2024. Consequently, we plan on reporting the number of Patients on Therapy starting in the first quarter of 2024 as we believe that Patients on Therapy will be a better predictor of net revenue from VYJUVEK sales.
In October 2023, we filed for a Marketing Authorization for B-VEC with the European Medicines Agency (the “EMA”) and anticipate approval in the EU in the second half of 2024. Previously, in July 2023, the Company received a positive opinion from the EMA Pediatric Committee on the Pediatric Investigation Plan for B-VEC for the treatment of DEB with no additional studies required.
In July 2023, the Pharmaceuticals and Medical Devices Agency in Japan officially accepted our open label extension study of B-VEC. Following that acceptance, we initiated an open label extension study of B-VEC in 5 patients in Japan. Details of the study can be found at jrct.niph.go.jp under JRCT ID jRCT2053230075. We intend to file a Japanese New Drug Application for B-VEC for the treatment of DEB in the first half of 2024 following completion of the open label extension study.

Pipeline Highlights and Recent Developments
Respiratory
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of Cystic Fibrosis (“CF”), a serious rare lung disease caused by missing or mutated CFTR protein. In July 2023, we announced that we dosed the first patient in a Phase 1 (CORAL-1) clinical trial of KB407 for the treatment of CF. Cohort 1 of the CORAL-1 study has been enrolled and completed. The Company is working to initiate Cohort 2 of the CORAL-1 study following safety review by the Data Monitoring Committee. The CORAL-1 study is a multi-center, dose-escalation trial of KB407 in patients with CF, regardless of their underlying genotype. The Company anticipates announcing data from the CORAL-1 study in 2024. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837.
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency (“AATD”), a serious rare lung disease. In September 2023, the Company announced that the FDA had cleared the Company’s Investigational New Drug (“IND”) application for KB408. The Company plans to initiate a Phase 1 clinical trial (SERPINA-1) and dose the first patient with KB408 in the first quarter of 2024. Previously, the FDA granted Orphan Drug Designation for KB408 for the treatment of AATD.
Oncology
In July 2023, we announced expansion of our R&D pipeline to oncology, leveraging our prior experience in skin and lung tissue for local delivery of immune boosting cytokines to the tumor microenvironment. Our lead oncology product candidate, KB707, is a modified HSV-1 vector designed to deliver genes encoding both human IL-12 and IL-2 to the tumor microenvironment and promote systemic immune-mediated tumor clearance. KB707 targets solid tumors that are accessible via intratumoral injection or inhalation.
In July 2023, the FDA accepted our IND application to evaluate intratumoral injection of KB707 in a clinical trial to treat patients with locally advanced or metastatic solid tumor malignancies. The FDA also granted KB707 fast track designation to delay disease progression in the treatment of patients with anti-PD-1 relapsed/refractory locally advanced or metastatic melanoma.
In October 2023, we dosed the first patient in the KB707 Phase 1 (OPAL-1) study to evaluate intratumoral KB707 in patients with locally advanced or metastatic solid tumor malignancies. The OPAL-1 study is an open-label, multi-center, monotherapy, dose escalation and expansion study, enrolling patients with locally advanced or metastatic solid tumors, who relapsed or are refractory to standard of care, with at least one measurable and injectable tumor accessible by transcutaneous route. The primary objective of the study is to evaluate safety and tolerability of KB707. Efficacy will also be assessed by multiple measures including overall response rate, progression free survival, and overall survival, and the immune effects of KB707 monotherapy will be assessed in tumor tissue, lymph nodes, and blood. Details of the Phase 1 study can be found www.clinicaltrials.gov under NCT identifier NCT05970497.
The Company presented preclinical data in multiple oncology models at the Society for Immunotherapy of Cancer’s annual meeting on November 3 and 4, 2023. Combinatorial IL-2 and IL-12 expressed from the Company’s platform technology was shown in one presentation, to provide a synergistic effect in a melanoma model, suppressing treated and non-treated tumor outgrowth, enhancing survival, and eliciting a durable memory response sufficient for recurrent tumor control. Similarly, the Company presented that non-invasive inhalation of vector-encoded IL-2 and IL-12 was found to be both safe and effective in treating lung tumors in a metastasis model, resulting in long-term survival after single or repeated cancer cell challenge, suggestive of prolonged adaptive immunity.
The Company is on track to file an amendment to the existing KB707 IND in the fourth quarter of 2023 to allow the Company to evaluate inhaled KB707 in a clinical trial to treat tumors in a patient’s lungs. The Company expects to dose the first patient with inhaled KB707 in the first half of 2024.
Dermatology
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene for the treatment of TGM1-ARCI, a serious rare skin disorder caused by missing or mutated TMG1 protein. KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We intend to commence our Phase 2 trial of KB105 (JADE-1) for the treatment of TGM1-ARCI, in 2024, and we anticipate filing an IND application with the FDA and initiating a clinical trial of KB104 to treat patients with Netherton Syndrome in late 2024.

Aesthetics
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. (“Jeune”). KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. In April 2023, Jeune treated the first subject in the Phase 1, Cohort 3 study of KB301 for the improvement of lateral canthal lines (“LCL”) at rest. The Phase 1, Cohort 3 study is being conducted at a single center as an open label study to evaluate two different doses of KB301 in up to 20 subjects. Improvement of lateral canthal lines at rest was selected as a target indication for KB301 based upon the Phase 1 safety, efficacy and durability studies, which evaluated KB301 in the lower and upper cheek, including the lateral canthal region. Subjects will be followed for three months after KB301 treatment. Jeune has encountered delays in enrollment in the Cohort 3 study and plans to announce results from this study in the first half of 2024. Following completion of this study, Jeune plans to initiate a Phase 2 study of KB301 in LCL at rest. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier (NCT04540900).
Business Highlights and Recent Developments
On October 10, 2023, the United States Patent & Trademark Office issued U.S. Patent No. 11,779,660 entitled Viral Vectors for Cancer Therapy to Krystal Biotech, Inc. The issued patent covers the Company’s lead oncology product candidate, KB707.
In August 2023, the Company sold its Rare Pediatric Disease Priority Review Voucher (“PRV”) for $100.0 million. The Company was awarded the PRV in connection with the FDA’s accelerated approval of VYJUVEK. Under the Rare Pediatric Disease Priority Review Voucher Program, the FDA awards priority review vouchers to sponsors of rare pediatric disease product applications that meet certain criteria. The program is intended to encourage development of new drugs and biologics for the prevention and treatment of rare pediatric diseases. A PRV can be redeemed to receive priority review of a subsequent marketing application for a different product, or alternatively, sold or transferred.
In August 2023, we began research and development operations in our second CGMP biologics manufacturing facility, ASTRA. ASTRA is a 155,000 sq. ft. state-of-the-art CGMP facility with comprehensive end-to-end capabilities, which currently include or will include, process development, analytical testing, virus and cell banking, commercial scale drug product/substance manufacturing, fill/finish and packaging, labeling and distribution, waste handling, environmental monitoring, and warehousing with temperature controlled CGMP storage. ASTRA is equipped with multiple clean rooms with flexibility designed into its configuration for further scale-up and scale-out capabilities.
Financial Overview
Revenue
In May 2023, we received FDA approval for VYJUVEK for the treatment of DEB in patients six months or older. After approval, we began commercial marketing and sales of the product throughout the United States and began recognizing revenue in 3Q 2023. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such sales.
We sell VYJUVEK through agreements with a limited number of specialty pharmacies (“SPs”) that mix the medication and administer it to patients in the patient’s home by a healthcare professional and a specialty distributor (“SD”), that distributes VYJUVEK to hospitals and outpatient clinics where patients are administered the medication at a healthcare professional’s office. The transaction price that we recognized as revenue for products includes an estimate of variable consideration, which includes discounts, returns, and rebates that are offered within contracts with our customers. Refer to Note 2 of our condensed consolidated financial statements for additional information.
Cost of Goods Sold
We recognize cost of goods sold for direct and indirect costs related to the manufacturing of VYJUVEK. These costs consist of manufacturing costs, personnel costs including stock-based compensation, facility costs, and other indirect overhead costs. Cost of goods sold may also include period costs related to certain manufacturing services and inventory adjustment charges.
Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval. We anticipate that the previously expensed inventory has and will continue to favorably impact the cost of goods sold and the Company’s gross margin until the remaining pre-approval inventory is sold.

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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we resume dosing with KB105 Phase 1/2 clinical trial, continue the Phase 1, Cohort 3 study and initiate a Phase 2 trial for KB301, continue the Phase 1 trial for KB407, continue the Phase 1 trial for intratumoral KB707 and initiate a Phase 1 trial for inhaled KB707, initiate a Phase 1 trial for KB408, initiate a Phase 1 trial for KB104, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and, as a result, the actual costs to complete clinical trials may exceed the expected costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist principally of salaries and other related costs, including stock-based compensation for personnel in our executive, commercial, business development and other administrative functions. Selling, general, and administrative expenses also include professional fees associated with corporate and intellectual property-related legal expenses, consulting and accounting services, facility-related costs and expenses associated with obtaining and maintaining patents. Other selling, general, and administrative costs include travel expenses, patient access program fees, management service fees, and other selling expenses which include transportation, shipping and handling fees.
We anticipate that our selling, general, and administrative expenses will increase in the future to support the continued research and development of our product candidates and our commercial and operational goals. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate that we will continue to increase our salary and personnel costs and other expenses as a result of our commercial activities in the U.S. and preparation for commercial operations outside of the U.S.
ASTRA Capital Expenditures
In March 2021, we closed on the purchase of the building that was constructed to house our second CGMP facility, ASTRA, and we are currently in the process of completing and qualifying this facility. The Company placed a portion of ASTRA into service during the three and nine months ended September 30, 2023 as it was determined that certain assets were ready for their intended use. On March 27, 2023, the Company received the permanent occupancy permit for ASTRA which allowed the Company to begin utilizing certain portions of the building. As certain building improvements and certain qualification activities are still underway, the Company will continue to hold the remaining assets within construction in progress until validation has been completed and the assets are ready for their intended use. Validation of the facility is expected to be completed in 2023.

Gain from Sale of Priority Review Voucher
Gain from sale of priority review voucher relates to proceeds from sale of the rare pediatric PRV we received in connection with the FDA’s approval of VYJUVEK.
Interest and Other Income
Interest and other income consists primarily of income earned from our cash, cash equivalents and investments.
Critical Accounting Policies, and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Revenue Recognition
After FDA approval of VYJUVEK in May 2023, we began commercial marketing and made our first product sales in 3Q 2023. ASC 606 Revenue from Contracts with Customers requires us to make estimates of variable consideration, included in contracts with customers, to be included in the transaction price.
The transaction price that is recognized as revenue for products upon delivery and transfer of control to the customer includes an estimate of variable consideration for reserves, which result from discounts, rebates, and returns that are offered within contracts between us and our customers.
–Prompt Pay Discounts: As an incentive for prompt payment, we offer a cash discount to customers. We estimate accrued prompt pay discounts using the most likely amount method. We record the discount as an allowance against accounts receivable, net and a reduction of revenue.
–Government Rebates: We participate in certain government rebate programs including Medicaid. We estimate accrued government rebates using the expected value method. We accrue estimated rebates based on estimated percentages of VYJUVEK prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and record the rebates as a reduction of revenue. Accrued government rebates are included in other accrued liabilities on the condensed consolidated balance sheets.
–Commercial Rebates: We participate in certain commercial rebate programs. Under these rebate programs, we pay a rebate to the commercial entity or third-party administrator of the program. Accrued commercial rebates are estimated using the expected value method. We accrue estimated rebates based on contract prices, estimated percentages of medicine that will be prescribed to qualified patients and estimated levels of inventory in the distribution channel and record the rebate as a reduction of revenue. Accrued commercial rebates are included in other accrued liabilities on the condensed consolidated balance sheets.
–Copay Assistance: We reimburse pharmacies for this discount through third-party vendors. We estimate accrued copay assistance costs using the expected value method. The estimate is based on contract prices, estimated percentages of VYJUVEK that will be prescribed to qualified patients, average assistance paid based on reporting from the third-party vendors and estimated levels of inventory in the distribution channel. Copay assistance costs are recorded as reductions to revenue and are accrued in other accrued liabilities on the condensed consolidated balance sheets.
–Returns: We offer SPs and SDs limited return rights relating to product damage or defect and based on these provisions, we believe that there will be minimal returns.
Variable consideration is estimated and reduces the transaction price to reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contracts and are recorded in the same period the related product revenues is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates in the period these variances become known.
Aside from revenue recognition as noted above, there have been no significant changes during the three and nine months ended September 30, 2023 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
(In thousands)	(unaudited)
Product revenues, net	$8,556	$—	8,556
Expenses:
Cost of goods sold	223	—	223
Research and development	10,629	11,516	(887)
Selling, general, and administrative	23,697	19,935	3,762
Total operating expenses	34,549	31,451	3,098
Loss from operations	(25,993)	(31,451)	5,458
Other income
Gain from sale of priority review voucher	100,000	—	100,000
Interest and other income, net	6,740	1,601	5,139
Net income (loss)	$80,747	$(29,850)	$110,597
Product Revenues, net
Product revenues, net was $8.6 million for the three months ended September 30, 2023 as compared to zero for the three months ended September 30, 2022 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. As VYJUVEK was approved by the FDA in May 2023, there were no comparative period revenues. To date, all of our product revenue has been generated in the United States.
Cost of Goods Sold
Cost of goods sold was $223 thousand for the three months ended September 30, 2023 as compared to zero for the three months ended September 30, 2022 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval.
Research and Development Expenses
Research and development expenses decreased $887 thousand in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to decreases in pre-commercial manufacturing expenses of approximately $1.1 million due to costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory, a decrease in outsourced research and development of $581 thousand, and a decrease of $482 thousand from overhead allocations to inventory. These decreases were partially offset by increased payroll related expenses of $859 thousand, which were primarily driven by an increase in headcount to support overall growth, and includes a $152 thousand increase in stock-based compensation, and an increase in depreciation of $484 thousand.
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

The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
KB103(1)	$1,749	$2,330	$(581)
KB105	7	7	—
KB407	441	585	(144)
KB301	150	549	(399)
KB707	1,265	68	1,197
Other dermatology programs	1	437	(436)
Other respiratory programs	340	128	212
Other aesthetics programs	9	42	(33)
Other research programs	172	232	(60)
Other development programs	160	175	(15)
Stock-based compensation	2,336	2,184	152
Other unallocated manufacturing expenses(2)	2,682	3,639	(957)
Other unallocated expenses(3)	1,317	1,140	177
Research and development expense	$10,629	$11,516	$(887)

(1)For the three months ended September 30, 2023, KB103 expenses consist of post marketing study costs and overseas preclinical and clinical trial costs, licensing and regulatory costs.
(2)Unallocated manufacturing expenses consist of shared pre-commercial manufacturing costs, primarily relating to raw materials, contract manufacturing, contract testing, process development, quality control and quality assurance activities and other manufacturing costs which support the development of multiple product candidates in our preclinical and clinical development programs.
(3)Other unallocated expenses include rental, storage, depreciation, and other facility related costs that we do not allocate to our individual product candidates.
As noted above, research and development expenses decreased $887 thousand in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Expenses for KB103 decreased $581 thousand following the U.S. commercial launch of VYJUVEK. Other unallocated manufacturing expenses decreased $957 thousand due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and fewer receipts of raw materials period over period that were purchased for planned manufacturing runs of the Company’s products. Other Dermatology decreased $436 thousand due to a reduction in contract manufacturing expenses. These decreases were partially offset by an increase in expenses for KB707 of $1.2 million due primarily to increased internal resources and other payroll related costs to support continued research and increases in contract research expenses in preparation for the Phase 1 clinical trial.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $3.8 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Higher selling, general, and administrative spending was due largely to increases in payroll related expenses of approximately $2.2 million, which was primarily driven by an increase in headcount in our commercial and other administrative functions to support overall growth and preparation for commercialization, and includes an offsetting $900 thousand decrease in stock-based compensation due to the departure of certain employees, increased selling expenses related to the launch of VYJUVEK of $733 thousand, increased travel related costs of $452 thousand, increased information technology infrastructure costs of $423 thousand, increased software-related costs of $377 thousand, increased legal and professional costs of $327 thousand, and a $189 thousand increase in other selling, general, and administrative expenses. These increases were partially offset by a decrease in marketing costs of $921 thousand due to the timing of marketing activities ahead of the VYJUVEK launch.

Gain from sale of Priority Review Voucher (“PRV”)
Gain from sale of priority review voucher for the three months ended September 30, 2023 was $100.0 million and is related to the sale of our rare pediatric disease PRV, which was awarded to the Company in connection with the FDA’s approval of VYJUVEK.
Interest and Other Income
Interest and other income for the three months ended September 30, 2023 and 2022 was $6.7 million and $1.6 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period and an increase in our balance of cash, cash equivalents, and investments.
Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
(In thousands)	(unaudited)
Product revenues, net	$8,556	$—	$8,556
Expenses:
Cost of goods sold	223	—	223
Research and development	35,061	31,720	3,341
Selling, general, and administrative	73,637	53,705	19,932
Litigation settlement	12,500	25,000	(12,500)
Total operating expenses	121,421	110,425	10,996
Loss from operations	(112,865)	(110,425)	(2,440)
Other income:
Gain from sale of priority review voucher	100,000	—	100,000
Interest and other income, net	15,105	902	14,203
Net income (loss)	$2,240	$(109,523)	$111,763
Products Revenues, net
Product revenues, net was $8.6 million for the nine months ended September 30, 2023 as compared to zero for the nine months ended September 30, 2022 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. As VYJUVEK was approved by the FDA in May 2023, there were no comparative period revenues. To date, all of our product revenue has been generated in the United States.
Cost of Goods Sold
Cost of goods sold was $223 thousand for the nine months ended September 30, 2023 as compared to zero for the nine months ended September 30, 2022 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. Due to the timing of FDA approval and our manufacturing schedule, a majority of the costs associated with VYJUVEK inventory manufactured for the commercial launch were previously expensed as research and development. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense. As such, a portion of the cost of inventory sold during the period was expensed prior to FDA approval.
Research and Development Expenses
Research and development expenses increased $3.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to increased payroll related expenses of $5.5 million, which were primarily driven by an increase in headcount to support overall growth and includes a $2.1 million increase in stock-based compensation, an increase in depreciation of $1.8 million, and increased other research and development expenses of $877 thousand primarily due to facilities costs and licenses and regulatory fees. These increases were partially offset by decreases in preclinical, clinical and pre-commercial manufacturing expenses of $4.0 million, due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and due to fewer receipts of raw materials and lab supplies period over period that were purchased for planned manufacturing runs of our products, a decrease of

$635 thousand from overhead allocations to inventory, and a decrease in outsourced research and development of $338 thousand.
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
KB103(1)	6,311	5,672	$639
KB105	260	116	144
KB407	1,259	1,522	(263)
KB301	480	923	(443)
KB707	2,633	66	2,567
Other dermatology programs	15	491	(476)
Other respiratory programs	749	531	218
Other aesthetics programs	23	109	(86)
Other research programs	429	672	(243)
Other development programs	689	461	228
Stock-based compensation	7,695	5,547	2,148
Other unallocated manufacturing expenses(2)	10,207	12,611	(2,404)
Other unallocated expenses(3)	4,311	2,999	1,312
Research and development expense	$35,061	$31,720	$3,341

(1)For the nine months ended September 30, 2023, KB103 expenses included costs related to post market study costs and overseas preclinical and clinical trial costs, licensing and regulatory costs.
(2)Unallocated manufacturing expenses consist of shared pre-commercial manufacturing costs, primarily relating to raw materials, contract manufacturing, contract testing, process development, quality control and quality assurance activities and other manufacturing costs which support the development of multiple product candidates in our preclinical and clinical development programs.
(3)Other unallocated expenses include rental, storage, depreciation, and other facility related costs that we do not allocate to our individual product candidates.
As noted above, research and development expenses increased $3.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Expenses for KB103 increased $639 thousand, due to increased payroll related expenses to support VYJUVEK’s pre-approval activities, clinical trial costs, license and regulatory costs, costs associated with overseas clinical trials and regulatory agency filings, and increased allocated research and development expenses. Due to the expansion of our research and development pipeline to oncology, KB707 spending increased $2.6 million primarily due to increased payroll related costs and increased contract research costs in preparation for the Phase 1 clinical trial. Stock-based compensation increased $2.1 million due to an increase in internal resources to support overall research and development growth. Additionally, other unallocated expenses increased $1.3 million primarily related to increases in depreciation expense. These increases were offset by a decrease in other unallocated manufacturing expenses of $2.4 million due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and due to fewer receipts of raw materials period over period that were purchased for planned manufacturing runs of our products and a $443 thousand decrease in KB301 due to the reduction of clinical research costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $19.9 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Higher selling, general, and administrative spending was due largely to increases in payroll related expenses of approximately $15.1 million, which was primarily driven by an increase in headcount in our commercial and other administrative functions to support overall growth and preparation for commercialization, and includes a $4.3 million increase in stock-based compensation, increased information technology infrastructure costs of $1.6 million, increased software-related costs of $1.0 million, increased travel related costs of $957 thousand, increased selling expenses related to the commercial launch of VYJUVEK of $733 thousand, increased legal and professional costs of $418 thousand, increased marketing costs of $401 thousand, and an increase in other selling, general, and administrative expenses of $769 thousand, which consisted primarily of increased conference costs and utilities costs. These increases were partially offset by decreases in business development costs of $531 thousand and medical affairs costs of $511 thousand.

Litigation Settlement
Litigation settlement for the nine months ended September 30, 2023 and 2022 was $12.5 million and $25.0 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See "Legal Proceedings" in Note 7 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Gain from sale of Priority Review Voucher
Gain from sale of priority review voucher for the nine months ended September 30, 2023 was $100 million related to the sale of our rare pediatric PRV, which was awarded to the Company in connection with the FDA’s approval of VYJUVEK.
Interest and Other Income
Interest and other income for the nine months ended September 30, 2023 and 2022 was $15.1 million and $2.5 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period and an increase in our balance of cash, cash equivalents, and investments.

Liquidity and Capital Resources
Overview
At September 30, 2023, our cash, cash equivalents and short-term investments balance was approximately $562.1 million. Since operations began, we have incurred operating losses. At September 30, 2023, we had an accumulated deficit of $278.5 million. We believe that our cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to allow us to fund operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
As we continue to incur operating losses, a transition to operating profitability is dependent upon the successful commercialization of VYJUVEK and the successful development, approval and commercialization of our product candidates and the achievement of a level of revenues adequate to support our cost structure. Furthermore, we expect to incur increasing costs associated with satisfying regulatory and quality standards, maintaining product and clinical trials, and furthering our efforts around our current and future product candidates. We may never achieve operating profitability, and unless and until we do, we will continue to need to raise additional capital or obtain financing from other sources.
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of KB105, KB407, KB301, KB707 or our planned clinical and preclinical studies for our other product candidates, or our operations. Further, we expect future revenue to fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any product sales. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we paid $12.5 million upon the approval of VYJUVEK by the FDA, and will be required to pay three additional $12.5 million contingent milestone payments upon reaching $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercial launch of KB105, KB407, KB408, KB301, KB707 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for preclinical and clinical materials, regulatory expenses, third-party clinical trial research and development services, laboratory and related supplies, selling expenses, costs to manufacture our commercial product, legal expenses, payments of settlement amounts to PeriphaGen and general overhead costs. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, manufacturing, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	(81,572)	(78,240)
Net cash provided by (used in) investing activities	92,798	(108,875)
Net cash provided by financing activities	200,131	32,278
Effect of exchange rate changes on cash and cash equivalents	(16)	—
Net increase (decrease) in cash	$211,341	$(154,837)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $81.6 million and consisted primarily of net income of $2.2 million adjusted for non-cash items primarily comprised of a gain on sale of the rare pediatric PRV of $100.0 million, stock-based compensation expense of $30.1 million, depreciation and amortization of $2.6 million and other adjustments of $4.3 million, and cash used by increases in net working capital of approximately $12.2 million.
Net cash used in operating activities for the nine months ended September 30, 2022 was $78.2 million and consisted primarily of a net loss of $107.9 million adjusted for non-cash items primarily comprised of depreciation and amortization and stock-based compensation expense of $26.4 million, and including net changes in operating assets and liabilities of approximately $3.2 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was $92.8 million and consisted primarily of proceeds of $100.0 million from the sale of the rare pediatric PRV and $428.6 million received from the maturities of short-term investments, partially offset by expenditures of $10.0 million on the build-out of our ASTRA facility, leasehold improvement of new office space, and purchases of computer and laboratory equipment, and $425.9 million on the purchase of short-term and long-term investments.
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
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $200.1 million and consisted primarily of proceeds of $160.0 million received from a private placement equity offering and proceeds of $40.9 million primarily from exercises of stock options, partially offset by $749 thousand used for the employee tax withholding payment for settlement of vested restricted stock awards.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of $562.1 million at September 30, 2023, which consist primarily of money market, bank deposits, commercial paper, corporate bonds, and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short and long-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, in conjunction with the first sales of VYJUVEK, we implemented new procedures and controls related to the accounting and disclosures for revenue recognition, accounts receivable, and cost of goods sold. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

Other than discussed above, no change in our internal control over financial reporting occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in Note 7 of the notes to condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q is incorporated by reference in response to this item.
Item 1A. Risk Factors.
There are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The risk factors below reflect material changes to risks to our business following the FDA approval of VYJUVEK on May 19, 2023, and should be reviewed in conjunction with “Summary Risk Factors” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023. Except as set forth below, the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 remain unchanged.
Risks Related to Our Financial Position and Need for Additional Capital

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain operating profitability.
Since inception, we have incurred recurring losses and negative cash flows from operations and, at September 30, 2023, we had an accumulated deficit of $278.5 million. Our ability to achieve operating profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We have devoted substantially all our efforts to date to research and development of our gene therapy platform, product candidates and our manufacturing infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•commercialize, manufacture and market our lead product, VYJUVEK;
•continue our research and the clinical development of our product candidates, including our current clinical trials and planned future trials;
•initiate clinical trials for certain of our product candidates and preclinical studies for any additional product candidates that we may pursue in the future;
•prepare for regulatory approvals for our product candidates in the United States, European Union and in other key geographies;
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
•develop, maintain, expand and protect our intellectual property portfolio; and
•acquire or in-license other product candidates and technologies,
To become and remain profitable, we must develop and maintain commercial scale manufacturing processes for VYJUVEK or any other product candidates that become commercially available. If we were required to discontinue development of any of our product candidates, if any of our product candidates do not receive regulatory approval, if we do not obtain our targeted indications for our product candidates or if any of our product candidates, if approved, fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve operating profitability, if ever, and our business prospects and financial condition could be materially adversely affected. Moreover, if we decide to leverage any success with any of our current product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business will be materially adversely affected.

We currently have one FDA-approved product, VYJUVEK, and several product candidates in the clinical trials stages. However, we may never develop, acquire or in-license additional product candidates. We may never generate revenues from VYJUVEK, or any other product candidate that may receive regulatory approval in the future, that is significant or large enough to achieve operating profitability. If we do achieve operating profitability, we may not be able to sustain or increase operating profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.
Because of the numerous risks and uncertainties associated with pharmaceutical products and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve operating profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of our product candidates, our expenses could increase and revenue from product candidates in development and operating profitability from commercially available products could be delayed.
We may need to raise additional funding in order to expand our marketing and distribution capabilities for VYJUVEK and receive approval for our other product candidates. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
To complete the process of obtaining regulatory approval for our product candidates and to continue building the sales, marketing and distribution infrastructure that we believe are necessary to successfully commercialize VYJUVEK, we may require substantial additional funding. We expect to incur significant expenses related to sales, medical affairs, marketing, manufacturing and distribution of VYJUVEK. We also may need additional funding to complete the development of our product candidates and to commercialize any additional products that receive regulatory approval. Our future capital requirements will depend on many factors, including:
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for our product candidates in development or future product candidates. Revenue, if any, will be derived from VYJUVEK until we have another product candidate receive marketing approval. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all our stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of additional financing may be impacted by, among other things, general market conditions, the market’s perception of our approved product, VYJUVEK, and product candidates and growth potential and the market price per share of our common stock.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We commenced operations in 2016. Our efforts to date have been limited to organizing and staffing our company, business planning, raising capital, developing our vector platform and related technologies, identifying and developing gene therapy product candidates, undertaking preclinical studies and clinical trials, scaling our manufacturing capabilities, obtaining FDA approval for VYJUVEK, and commercializing VYJUVEK. Consequently, any predictions you make about our future success, performance or viability may not be as accurate as they could be if we had more experience developing gene therapy products.
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

If we are unable to expand our marketing and distribution capabilities or collaborate with third parties to market and sell VYJUVEK or future product candidates for which we obtain marketing approval, we may be unable to generate sufficient product revenues.
To successfully commercialize any products that may result from our development activities, we need to continue to expand our marketing and distribution capabilities, either on our own or in collaboration with others. The development of our marketing and distribution effort is, and will continue to be, expensive and time-consuming and could delay any further product launch. We cannot be certain that we will be able to develop this capability successfully. We may enter into collaborations regarding VYJUVEK, or any future approved product candidates, with other entities to utilize their established marketing and distribution capabilities. However, we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize VYJUVEK or any future product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenues to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of VYJUVEK and any future product candidates, if approved.

The market for VYJUVEK, and any future product candidates for which we obtain marketing approval, may be smaller than we expect.

We focus our research and product development on genetic medicines for patients with debilitating diseases. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with VYJUVEK or our product candidates, various pricing scenarios, and our understanding of reimbursement policies in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we begin to commercialize VYJUVEK in the United States and learn more about market dynamics and engage with regulators on additional potential marketing approvals, our view of our product’s initial potential market opportunity will become more refined. The addressable patient population in the United States and internationally may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to successfully commercialize VYJUVEK or any future product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated, and our business may suffer.
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
In addition to side effects caused by our product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from the product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop product candidates, and may harm our business, financial condition and prospects significantly.
Additionally, if a product candidate receives marketing approval, the FDA could require us to adopt a post-approval safety monitoring program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by VYJUVEK or our product candidates, several potentially significant negative consequences could result, including:

•regulatory authorities may suspend or withdraw approvals of such product;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way VYJUVEK or a product candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of VYJUVEK or our product candidates and could significantly harm our business, financial condition, results of operations and prospects.
VYJUVEK and our product candidates remain subject to regulatory oversight even after regulatory approval. We will continue to incur costs related to regulatory compliance and are subject to risks related to non-compliance with or changes to applicable laws and regulations, which could cause VYJUVEK or any of our product candidates that obtain regulatory approval to lose that approval.
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
The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could negatively impact the existing marketing approval for VYJUVEK and prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain operating profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.

While we have obtained orphan drug designation for VYJUVEK, KB105, KB407, and KB408, it may not effectively protect us from competition, and we may be unable to obtain orphan drug designation for other product candidates. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
On November 2, 2017, the FDA granted orphan drug designation to our lead product, VYJUVEK, for the treatment of DEB. On April 16, 2018, the European Commission granted the Orphan Medicinal Product Designation (“OMPD”), for VYJUVEK. On August 7, 2018, the FDA granted orphan drug designation to our product candidate, KB105, currently in clinical development for treatment of patients with TGM1-ARCI, and on October 10, 2019, the European Commission granted the OMPD for KB105. On August 17, 2020, the FDA granted orphan drug designation to our product candidate, KB407, currently in clinical development, for the treatment of cystic fibrosis, and on January 13, 2023, the European Commission granted the OMPD for KB407. On September 1, 2023, the FDA granted orphan drug designation to our product candidate, KB408 for the treatment of alpha-1 antitrypsin deficiency (AATD). Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biologic product.
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
Even though we have obtained orphan drug exclusivity for VYJUVEK, KB105, KB407, and KB408, that exclusivity may not effectively protect the product or product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:
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
We are aware of several companies and institutions that are currently developing alternative autologous or palliative gene therapy approaches for DEB and cystic fibrosis. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunities could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render VYJUVEK or any of our product candidates uneconomical or obsolete, and we may not be successful in marketing VYJUVEK or any of our product candidates that obtain regulatory approval against competitors.
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
We face an inherent risk of product liability lawsuits related to the sale of VYJUVEK, use of VYJUVEK and our product candidates, and testing of our product candidates. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, health care providers or others using, or administering our approved product and our product candidates. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:
•decreased demand for VYJUVEK;
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
With respect to VYJUVEK and any of our product candidates that are approved for commercial sale in the future, we are, and will be, highly dependent upon physician and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity could have a material adverse impact on our financial condition or results of operations.
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
Before we can begin to commercially manufacture our product candidates, we must pass a pre-approval inspection of our manufacturing facilities by the FDA. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. To obtain approval, we need to ensure that all our processes, methods and equipment are compliant with CGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with CGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The CGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with CGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any approved product or product candidate that we may develop.
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
Although we have established our own manufacturing facilities for VYJUVEK and our product candidates, we may also utilize third parties to conduct our product manufacturing or components thereof. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.
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
Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of VYJUVEK or our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Our Product or Product Candidates
If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell VYJUVEK or our product candidates, we may be unable to generate sufficient product revenues.
To successfully commercialize VYJUVEK, and any other approved product candidates, we have expanded our capabilities to promote market access and build awareness. To successfully commercialize any products that may result from our development programs, we will need to further expand our market development organization, either on our own or with a third-party. The development of our own market development team is expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding VYJUVEK or any of our product candidates with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenues to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an effective internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
Our efforts to educate the medical community and third-party payors on the benefits of VYJUVEK or our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our products. If VYJUVEK or any of our product candidates is approved but fails to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenues from such product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
If the market opportunities for VYJUVEK or our product candidates are smaller than we believe they are, our product revenues may be adversely impacted, and our business may suffer.
We have mainly focused our research and product development efforts to date on VYJUVEK for DEB. Our understanding of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with VYJUVEK, are based on estimates in published literature. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected or these patients may not be otherwise amenable to treatment with VYJUVEK or any of our products that receive regulatory approval or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.
Further, there are several factors that could contribute to making the actual number of patients who receive VYJUVEK or any of our products that receive regulatory approval less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment will likely diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.

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
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of VYJUVEK or our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product candidates, if approved, is also subject to approval. Obtaining a Marketing Authorization Application from the European Commission following the opinion of the EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.
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
We have experienced a period of significant expansion in personnel and of our facilities, infrastructure and overhead as we developed our own manufacturing facilities, built our sales, marketing and distribution infrastructure that we believe is necessary to commercialize VYJUVEK, and increased our research and development efforts. The commercialization of VYJUVEK and our ongoing development of other product candidates will continue to impose significant capital requirements, as well as added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new personnel. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively. If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. Our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this expected future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain enough numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

Risks Related to Our Intellectual Property
If we are unable to obtain and maintain adequate United States and foreign patent protection for our approved product and product candidates, any future product candidates we may develop, and/or our vector platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize VYJUVEK, our current product candidates, any future product candidates we may develop, and our platform technologies may be adversely affected.
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
Even if we are granted the patents we are currently pursuing, they may not issue in a form that will provide us with the full scope of protection we desire, they may not prevent competitors or other third parties from competing with us, and/or they may not otherwise provide us with a competitive advantage. Our competitors, or other third parties, may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Moreover, our patent estate does not preclude third parties from having intellectual property rights that could interfere with our freedom to use our platform, including for our intended indications. Even assuming patents issue from our pending and future patent applications, changes in either the patent laws or interpretation of the patent laws in the United States and foreign jurisdictions may diminish the value of our patents or narrow their scope of protection.
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
Filing, prosecuting and defending patents on VYJUVEK, each and every one of our product candidates, and current and future innovations related to our vector platform, in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States may differ in scope from those eventually granted in the United States. Thus, in some cases, we may not have the opportunity to obtain patent protection for certain technologies in some jurisdictions outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with VYJUVEK and our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Our commercial success depends upon our ability (and the ability of any potential future collaborators) to market and sell VYJUVEK and to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies without infringing the rights and intellectual property of others. Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third-party asserts are infringed by the manufacture, use, sale, or importation of VYJUVEK or any of our product candidates, if approved. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to VYJUVEK or our product candidates or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before The United States Patent and Trademark Office. Our competitors or other third parties may assert infringement claims against us, alleging that our products, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenues, and against whom our patent portfolio may therefore have no deterrent effect.
There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patents or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize VYJUVEK or any of our product candidates, if approved. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent. In such a hypothetical situation, there is no assurance that a court of competent jurisdiction would find that our product, product candidates or technologies do not infringe a third-party patent.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
On August 29, 2023, Kathryn Romano, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 25,000 shares of our Common Stock until June 28, 2024.

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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2023, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 6, 2023	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)