Form 10-Q
period 2024-03-31
Krystal Biotech, Inc.
filed 2024-05-06
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2024, there were 28,558,440 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$359,006	$358,328
Short-term investments	179,253	173,850
Accounts receivable, net	46,467	42,040
Inventory	11,037	6,985
Prepaid expenses and other current assets	6,485	6,706
Total current assets	602,248	587,909
Property and equipment, net	160,011	161,202
Long-term investments	83,996	61,954
Right-of-use assets	6,845	7,027
Other non-current assets	196	263
Total assets	$853,296	$818,355
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,359	$4,132
Current portion of lease liability	1,430	1,474
Accrued rebates	11,289	5,977
Accrued expenses and other current liabilities	29,511	21,511
Total current liabilities	47,589	33,094
Lease liability	6,465	6,620
Total liabilities	54,054	39,714
Commitments and contingencies (see note 7)
Stockholders' equity
Common stock; $0.00001 par value; 80,000 shares authorized as of March 31, 2024 and December 31, 2023; 28,528 and 28,237 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	1,068,436	1,047,830
Accumulated other comprehensive (loss) gain	(299)	638
Accumulated deficit	(268,895)	(269,827)
Total stockholders’ equity	799,242	778,641
Total liabilities and stockholders’ equity	$853,296	$818,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Product revenue, net	$45,250	$—
Expenses
Cost of goods sold	2,419	—
Research and development	10,957	12,288
Selling, general, and administrative	26,058	24,035
Litigation settlement	12,500	12,500
Total operating expenses	51,934	48,823
Loss from operations	(6,684)	(48,823)
Other income
Interest and other income, net	7,616	3,526
Net income (loss)	$932	$(45,297)
Unrealized (loss) gain on available-for-sale securities and other	(937)	574
Comprehensive loss	$(5)	$(44,723)

Net income (loss) per common share:
Basic	$0.03	$(1.76)
Diluted	$0.03	$(1.76)

Weighted-average common shares outstanding:
Basic	28,295	25,712
Diluted	29,291	25,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2024	28,237	$—	$1,047,830	$638	$(269,827)	$778,641
Issuance of common stock upon exercise of stock options, net	260	—	15,969	—	—	15,969
Vesting of restricted stock units, net of shares withheld for taxes	39	—	(4,181)	—	—	(4,181)
Shares of restricted stock awards surrendered for taxes	(8)	—	(1,205)	—	—	(1,205)
Stock-based compensation	—	—	10,023	—	—	10,023
Unrealized loss on investments and other(1)	—	—	—	(937)	—	(937)
Net income	—	—	—	—	932	932
Balances as of March 31, 2024	28,528	$—	$1,068,436	$(299)	$(268,895)	$799,242

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2023	25,764	$—	$803,718	$(728)	$(280,759)	$522,231
Issuance of common stock upon exercise of stock options, net	42	—	2,208	—	—	2,208
Shares of restricted stock awards surrendered for taxes	(10)	—	(749)	—	—	(749)
Stock-based compensation	—	—	10,599	—	—	10,599
Unrealized gain on investments and other(1)	—	—	—	574	—	574
Net loss	—	—	—	—	(45,297)	(45,297)
Balances as of March 31, 2023	25,796	$—	$815,776	$(154)	$(326,056)	$489,566

(1)Includes foreign currency translation losses of $62 thousand and $35 thousand for the three months ended March 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating Activities
Net income (loss)	$932	$(45,297)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	1,427	1,093
Accretion on marketable securities	(802)	(606)
Amortization of operating lease right-of-use assets	182	218
Stock-based compensation expense, net	9,299	10,437
Realized gain on investments	(1,213)	(809)
Other, net	(238)	1
Changes in operating assets and liabilities
Accounts receivable	(4,427)	—
Inventory	(2,238)	—
Prepaid expenses and other current assets	(264)	(126)
Other non-current assets	52	(46)
Lease liability	(199)	(165)
Accounts payable	727	107
Accrued expenses and other current liabilities	(5,162)	(3,463)
Accrued rebates	5,312	—
Accrued litigation settlement	12,500	12,500
Net cash provided by (used in) operating activities	15,888	(26,156)

Investing Activities
Purchases of property and equipment	(1,260)	(5,381)
Purchases of investments	(88,335)	(145,576)
Maturities of investments	63,615	154,520
Net cash (used in) provided by investing activities	(25,980)	3,563

Financing Activities
Proceeds from exercise of stock options, net	15,969	2,223
Taxes paid for employee tax withholding related to restricted stock units	(4,181)	—
Taxes paid related to settlement of restricted stock awards	(1,205)	(749)
Net cash provided by financing activities	10,583	1,474

Effect of exchange rate changes on cash and cash equivalents	187	(36)

Net increase (decrease) in cash and cash equivalents	678	(21,155)

Cash and cash equivalents at beginning of period	358,328	161,900
Cash and cash equivalents at end of period	$359,006	$140,745

Supplemental Disclosures of Non-Cash Investing Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$8,456	$11,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, the Company converted from a California limited liability company to a Delaware C-corporation, and changed its name from Krystal Biotech LLC to Krystal Biotech, Inc. In June 2018, the Company incorporated a wholly-owned subsidiary in Australia for the purpose of undertaking preclinical and clinical studies in Australia. In April 2019, the Company incorporated Jeune Aesthetics, Inc. (“Jeune Aesthetics”), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, December 2022, August 2023, and March 2024 the Company incorporated wholly-owned subsidiaries in Switzerland, Netherlands, France, Germany, and Japan, respectively, for the purpose of establishing initial operations in Europe and Japan for the commercialization of the Company’s product pipeline.
We are a fully integrated, commercial-stage biotechnology company focused on the discovery, development, manufacturing and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered herpes simplex virus-1 (“HSV-1”), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home by a healthcare professional. Our innovative technology platform is supported by two in-house, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facilities.
Liquidity
As of March 31, 2024, the Company had an accumulated deficit of $268.9 million. Our transition to operating profitability is dependent upon the continued successful commercialization of VYJUVEK as well as successful development, approval, and commercialization of our other product candidates. Management intends to fund future operations through its on hand cash and cash equivalents, revenue generated from the sale of VYJUVEK, the sale of equity, and may also seek additional capital through arrangements with strategic partners, debt financings, or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to further its pipeline and to expand its commercialization capabilities in advance of the potential global regulatory approvals of VYJUVEK. The Company believes that its cash, cash equivalents and short-term investments of approximately $538.3 million as of March 31, 2024 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, all adjustments, which consist of all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented, are reflected in the interim condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2024.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates in the period these variances become known. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, accrued expenses, the fair value of financial instruments and the valuation allowance included in the deferred income tax calculation.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term investments, long-term investments, and accounts receivable, net. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the condensed consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company’s accounts receivable, net and marketable securities, which primarily consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk. As of March 31, 2024, the credit profile for the Company’s counterparty was deemed to be in good standing and, as such, an allowance for credit losses was not recorded. The Company had one customer for the three months ended March 31, 2024 and no product revenue for the three months ended March 31, 2023. The Company has no financial instruments with off-balance sheet risk of loss.
Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in our 2023 10-K. There were no material changes to the Company's significant accounting policies during the three months ended March 31, 2024.
Recent Accounting Pronouncements
There were no accounting pronouncements issued or adopted during the three months ended March 31, 2024 that are expected to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. This new standard will be effective for fiscal years starting after December 15, 2024, with the option to apply it retrospectively. Early adoption is also allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.
3.    Revenue Recognition
Following FDA approval on May 19, 2023, the Company began commercial marketing and sales of VYJUVEK throughout the United States and began recognizing revenue in the third quarter of 2023.
The following table summarizes changes in allowances and discounts for the three months ended March 31, 2024:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2023	$5,977	$858	$279	$7,114
Provisions	5,746	1,565	211	7,522
Payments/Credits	(434)	(953)	(75)	(1,462)
Balance, as of March 31, 2024	$11,289	$1,470	$415	$13,174

Rebates and other accruals are included in accrued rebates and accrued expenses and other current liabilities, respectively, on the condensed consolidated balance sheets. Prompt pay is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Provisions for rebates, prompt pay and other accruals are recorded as a reduction to product revenue on the condensed consolidated statements of operations and comprehensive loss.
4.    Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents consist of common stock issuable upon (1) exercise of stock options and (2) vesting of restricted stock awards, restricted stock units and performance-based restricted stock units (collectively, “restricted stock”).
For the three months ended March 31, 2024 and 2023, respectively, there were (1) 154 thousand and 3.8 million common stock equivalents outstanding in the form of stock options and (2) 78 thousand and 291 thousand unvested restricted stock, that have each been excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net income (loss)	$932	$(45,297)
Denominator:
Weighted-average basic common shares	28,295	25,712
Dilutive effect of stock options and unvested restricted stock	996	—
Weighted-average diluted common shares	29,291	25,712

Net income (loss) per common share—Basic	$0.03	$(1.76)
Net income (loss) per common share—Diluted	$0.03	$(1.76)
5.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$359,006	$—	$—	$359,006	$359,006	$—	$—
Subtotal	359,006	—	—	359,006	359,006	—	—
Level 2:
Commercial paper	18,747	—	(7)	18,740	—	18,740	—
Corporate bonds	115,918	132	(69)	115,981	—	70,182	45,799
U.S. government agency securities	128,682	29	(183)	128,528	—	90,331	38,197
Subtotal	263,347	161	(259)	263,249	—	179,253	83,996
Total	$622,353	$161	$(259)	$622,255	$359,006	$179,253	$83,996

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$358,328	$—	$—	$358,328	$358,328	$—	$—
Subtotal	358,328	—	—	358,328	358,328	—	—
Level 2:
Commercial paper	17,124	5	(1)	17,128	—	17,128	—
Corporate bonds	111,824	407	(27)	112,204	—	70,996	41,208
U.S. government agency securities	106,079	423	(30)	106,472	—	85,726	20,746
Subtotal	235,027	835	(58)	235,804	—	173,850	61,954
Total	$593,355	$835	$(58)	$594,132	$358,328	$173,850	$61,954

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one year and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$4,489	$3,154
Work-in-process	6,387	3,204
Finished goods	161	627
Inventory	$11,037	$6,985
Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Building and building improvements	$111,232	$111,180
Leasehold improvements	25,363	25,068
Manufacturing equipment	25,281	24,905
Construction in progress	6,905	7,291
Laboratory equipment	3,064	2,339
Computer equipment and software	1,647	1,614
Furniture and fixtures	1,640	1,632
Total property and equipment	175,132	174,029
Accumulated depreciation	(15,121)	(12,827)
Property and equipment, net	$160,011	$161,202
Depreciation expense was $1.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense capitalized into inventory was $867 thousand and zero for the three months ended March 31, 2024 and 2023, respectively.
In March 2023, the Company received the permanent occupancy permit for its second commercial scale CGMP facility, ASTRA, which allowed the Company to begin utilizing certain portions of the building. As a result, and as qualification of assets occurred through 2023 and the first quarter of 2024, the majority of assets relating to ASTRA were reclassified from construction in progress to leasehold improvements, manufacturing equipment, buildings and building improvements, furniture and fixtures, or computer equipment and software as it was determined that assets were ready for their intended use. As certain pieces of equipment are not yet qualified, the Company will continue to hold the remaining assets within construction in progress until qualification has been completed and the assets are ready for their intended use. Estimated remaining payments related to ASTRA were $8.0 million as of March 31, 2024 and are recorded in accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Accrued litigation settlement	$12,500	$—
Accrued construction-in-progress	4,998	5,182
Accrued payroll and benefits	3,433	8,778
Accrued professional fees	2,654	1,810
Other current liabilities	2,613	2,210
Accrued taxes	2,431	2,283
Accrued preclinical and clinical expenses	882	1,248
Total	$29,511	$21,511
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Research Organizations (“CROs”), Contract Manufacturing Organizations (“CMOs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, storage, packaging, labeling, and/or testing of our pre-commercial and clinical-stage products. The Company is obligated to make milestone payments under certain of these contracts. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The estimated remaining commitments as of March 31, 2024 under these agreements is approximately $1.1 million. The Company has incurred research and development expenses under these agreements of $1.5 million for the three months ended March 31, 2024 and $2.0 million for the three months ended March 31, 2023.
Legal Proceedings
In May 2020, a complaint was filed against the Company in the United States District Court for the Western District of Pennsylvania by PeriphaGen, Inc. (“PeriphaGen”) alleging breach of contract and misappropriation of trade secrets. On April 27, 2022, the Company and PeriphaGen entered into a final settlement agreement, and the Company paid PeriphaGen an upfront payment of $25.0 million on April 28, 2022 for: (i) the release of all claims in the trade secret litigation with PeriphaGen; (ii) the acquisition of certain PeriphaGen assets, and (iii) the grant of a license by PeriphaGen for dermatological applications. In accordance with the settlement agreement, on June 15, 2023, the Company paid PeriphaGen an additional $12.5 million following the FDA’s approval of VYJUVEK. The settlement agreement requires the Company to pay three additional $12.5 million contingent milestone payments upon reaching $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. As defined in the settlement agreement, cumulative sales shall include all revenue from sales of the Company’s products by the Company and its affiliates and licensees, as reported by the Company in its annual Form 10-K filings. If all milestones are achieved, the total consideration for settling the dispute, acquiring certain assets, and granting of a license from PeriphaGen will be $75.0 million, of which $37.5 million has been paid.
The Company recorded litigation settlement expense of $12.5 million for each of the three months ended March 31, 2024 and 2023 on the condensed consolidated statements of operations and comprehensive loss in accordance with the settlement agreement. During the three months ended March 31, 2024, in accordance with ASC 450, Contingencies (“ASC 450”), the Company determined that reaching $100.0 million in total cumulative sales was probable, and recorded litigation settlement expense of $12.5 million relating to the milestone payment, which becomes payable following the filing of the Annual Report on Form 10-K that reports the $100.0 million in total cumulative sales. The Company recorded litigation settlement expense of $12.5 million for the three months ended March 31, 2023, as it determined that FDA approval of B-VEC was probable. As of March 31, 2024, the Company has not recorded an accrual for the remaining two contingent milestone payments totaling $25.0 million.
8.    Leases
As of March 31, 2024, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2024 (remaining nine months)	$1,157
2025	1,277
2026	1,277
2027	1,300
2028	1,325
Thereafter	9,438
Future minimum operating lease payments	15,774
Less: Interest	(7,879)
Present value of lease liability	$7,895
As of March 31, 2024 and December 31, 2023, the Company's weighted-average remaining lease term for operating leases was 12.2 years and 12.3 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.5% as of March 31, 2024 and December 31, 2023.
The components of the Company’s lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Lease cost:
Operating lease expense	$299	$463
Variable lease expense	40	59
Total lease expense	$339	$522
9.    Capitalization
ATM Program
On December 31, 2020, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market equity offering program (“2020 ATM Program”), under which the Company issued and sold from time to time through Cowen, acting as agent and/or principal, shares of its common stock, par value $0.00001 per share (“Common Stock”), having an aggregate offering price up to $150.0 million (“Placement Shares”). The issuance and sale of the Placement Shares were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 that was filed with the SEC on May 4, 2020 (“2020 Shelf Registration Statement”). During the three months ended March 31, 2023, no shares of Common Stock were issued pursuant to the 2020 ATM Program.
The Company’s 2020 Shelf Registration Statement expired on May 4, 2023, and the Company put in place a new at-the-market equity offering program under substantially the same terms as the 2020 ATM Program (“New ATM Program”). Accordingly, on May 8, 2023, the Company entered into a new sales agreement with Cowen to issue and sell shares of the Company’s Common Stock having an aggregate offering price of up to $150.0 million (“New Placement Shares”) from time to time, under which Cowen will act as the Company’s agent and/or principal. The New Placement Shares will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 filed with the SEC on April 6, 2023, and a prospectus supplement relating to the New Placement Shares that was filed with the SEC on May 8, 2023. During the three months ended March 31, 2024, no shares of Common Stock were issued pursuant to the New ATM Program, resulting in $150.0 million available for issuance under the New ATM Program.

10.    Stock-Based Compensation
In 2017, the Company adopted the 2017 IPO Stock Plan (“Plan”), which governs the issuance of equity awards to employees, certain non-employee consultants, and directors. Initially, the Company reserved 900 thousand shares for issuance under the Plan with an initial sublimit for incentive stock options of 900 thousand shares. On an annual basis, the amount of shares available for issuance under the Plan increases by an amount equal to four percent of the total outstanding shares as of the last day of the preceding calendar year. The sublimit of incentive stock options is not subject to the increase. The Company has historically granted stock options and restricted stock awards (“RSAs”) to its employees. In February 2023, the Company began issuing restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs” and with RSUs commonly referred to collectively as “restricted stock units”) to certain employees.
Shares remaining available for grant under the Plan were 2.4 million as of March 31, 2024.
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2023	2,606,592	$66.39	7.9	$150,405
Granted	126,742	$155.82
Exercised	(259,581)	$61.52
Cancelled or forfeited	(245,659)	$67.89
Outstanding as of March 31, 2024	2,228,094	$71.88	7.7	$236,279
Exercisable as of March 31, 2024	854,224	$61.08	6.8	$99,815

(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2023 and March 31, 2024, respectively, and the exercise price of outstanding in-the-money options.
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2022	3,582,181	$61.15	8.7	$64,880
Granted	287,600	$81.83
Exercised	(42,021)	$53.54
Cancelled or forfeited	(42,625)	$65.59
Outstanding as of March 31, 2023	3,785,135	$62.75	8.5	$66,066
Exercisable as of March 31, 2023	961,428	$55.08	7.6	$24,033

(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2022 and March 31, 2023, respectively, and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $24.5 million and $1.1 million during the three months ended March 31, 2024 and 2023, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors was $106.92 and $56.86 during the three months ended March 31, 2024 and 2023, respectively.
There was $63.9 million of unrecognized stock-based compensation expense related to employees’, non-employees’, and directors’ options that is expected to be recognized over a weighted-average period of 2.6 years as of March 31, 2024.

Restricted Stock Awards
The following table summarizes the Company’s RSA activity:

	Three Months Ended March 31,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs, beginning of period	44,400	$78.89	66,600	$78.89
Granted	—		—
Vested	(14,523)	$78.89	(12,649)	$78.89
Surrendered for taxes	(7,677)	$78.89	(9,551)	$78.89
Non-vested RSAs, end of period	22,200	$78.89	44,400	$78.89
There was $1.6 million of unrecognized stock-based compensation expense related to employees’ RSAs that is expected to be recognized over a weighted-average period of 11 months as of March 31, 2024.
Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Three Months Ended March 31,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs, beginning of period	160,900	$81.91	—
Granted	223,890	$159.59	186,900	$81.91
Vested	(40,075)	$81.91	—
Forfeited	(14,383)	$86.27	—
Non-vested RSUs, end of period	330,332	$134.37	186,900	$81.91
There was $43.4 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.7 years as of March 31, 2024.
Performance-Based Restricted Stock Units
The following table summarizes the Company’s PSU activity:

	Three Months Ended March 31,
	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PSUs, beginning of period	50,000	$81.91	—
Granted	112,500	$159.47	60,000	$81.91
Vested	(25,000)	$81.91	—
Forfeited	—		—
Non-vested PSUs, end of period	137,500	$145.37	60,000	$81.91
For the three months ended March 31, 2024, the Company granted 112,500 of PSUs, which vest ratably over two years based upon continued service through the vesting date and the achievement of specific regulatory and commercial performance criteria as determined by the Compensation Committee of the Company’s Board of Directors. The performance criteria are to be completed by the end of the year in which the PSU awards were granted. As of the March 31, 2024, the Company estimated that 100% of the newly granted PSUs will be eligible to vest.

There was $19.0 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 1.8 years as of March 31, 2024.
Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense related to its stock options, RSAs, RSUs, and PSUs in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$1,868	$2,496
Selling, general, and administrative	7,431	7,941
Total stock-based compensation	$9,299	$10,437
After the FDA approval of VYJUVEK on May 19, 2023, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK. For the three months ended March 31, 2024 and 2023, the Company capitalized stock-based compensation of $724 thousand and zero, respectively, into inventory.
Historically, the Company also capitalized the portion of stock-based compensation related to work performed on the construction of our manufacturing facilities. For the three months ended March 31, 2024 and 2023, the Company capitalized stock-based compensation of zero and $162 thousand, respectively, into property and equipment, net.
11.    Income Taxes
The tax provision for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company did not record an income tax provision for the three months ended March 31, 2024 or 2023 as it generated sufficient tax losses, after consideration of discrete items, during each of the periods. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 10-K”), as filed with the SEC on February 26, 2024.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some of such factors include, but are not limited to:
•the commercial success of VYJUVEK® (beremagene geperpavec-svdt), our U.S. Food and Drug Administration (“FDA”) approved product for treating patients, six months of age or older, suffering from dystrophic epidermolysis bullosa (“DEB”);
•the initiation, timing, cost, progress and results of our research and development activities, preclinical studies and clinical trials for our product candidates;
•the timing, scope or results of regulatory filings and approvals, including timing of final FDA and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA or other regulators;
•changes in our estimates regarding the potential market opportunity for our FDA-approved product, VYJUVEK , and our product candidates;
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

Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A of Part II of this Quarterly Report on Form 10-Q and other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements publicly as a result of subsequent events, developments or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Throughout this Form 10-Q, unless the context requires otherwise, all references to “Krystal,” “the Company,” “we,” “our,” “us” or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries. Web links throughout this document are provided for convenience only and are not intended to be active hyperlinks to the referenced websites. No content on the referenced websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
Overview
We are a fully integrated, commercial-stage biotechnology company focused on the discovery, development, manufacturing and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered herpes simplex virus-1 (“HSV-1”), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home by a healthcare professional. Our innovative technology platform is supported by two in-house, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facilities.
Our FDA Approved Commercial Product
VYJUVEK (beremagene geperpavec-svdt, or B-VEC; referred to as B-VEC outside the U.S.)
On May 19, 2023, the FDA approved VYJUVEK, the first ever redosable gene therapy, for treating patients, six months of age or older, suffering from DEB, a rare and severe monogenic disease that affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1. VYJUVEK is a redosable topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene to a patient’s skin cells to produce the COL7 protein. VYJUVEK is the first and only corrective medicine approved by the FDA for the treatment of DEB, both recessive and dominant, that can be administered by a healthcare professional (“HCP”) in either a clinical setting or in the home. We possess exclusive rights to develop, manufacture, and commercialize VYJUVEK and all our pipeline candidates throughout the world.
We launched VYJUVEK in the United States in the second quarter of 2023. Net VYJUVEK product revenue was $45.3 million for the three months ended March 31, 2024, and $95.9 million in cumulative net product revenue since August 2023.
We have made steady progress securing access and reimbursement for VYJUVEK since launch. In January 2024, we announced that the U.S. Centers for Medicare & Medicaid Services had assigned a permanent and product-specific J-code (J3401) for VYJUVEK, effective on January 1, 2024, and as of April 2024, positive access has been achieved for 96% of lives covered under commercial and Medicaid plans.
As of April 2024, we have secured over 330 reimbursement approvals for VYJUVEK in the U.S.
Product revenue, net for the first quarter of 2024 was negatively impacted by the switchover of patients to the permanent J-code, while reimbursement approvals were delayed by a subsequent cybersecurity incident affecting our specialty pharmacy provider. In both instances, to ensure continuity of treatment, we bridged patients on VYJUVEK with free vials. We estimate that approximately 400 free vials were dispensed in the quarter which would otherwise have been commercial vials. No additional impact is expected moving forward relating to these events.
We seek to make the patient experience of starting and continuing on VYJUVEK treatment as seamless as possible. Since launch, the infrastructure has been in place for patients to be treated in their home by an HCP, reducing the need for regular visits to a clinic or hospital. Krystal ConnectTM, our U.S. in-house patient services call center, has been active since FDA approval and assists patients, care givers and HCPs interested in accessing VYJUVEK. We also continue to offer no-cost genetic testing through our DecodeDEB program. Since launch and through the first quarter of 2024, patient compliance with once weekly treatment while on VYJUVEK remains high at 91%.
In February 2024, our Senior Vice President and Head of North America Sales and Marketing joined the Company.
Preparations and infrastructure buildout are underway in Europe and Japan to support our planned direct commercial launch in these regions. In March 2024, we completed the formation of Krystal Biotech Japan, G.K. (“Krystal Japan”), for the purpose of establishing initial operations in Japan, and we concluded our search for the President and General Manager of Krystal Japan who will join the Company in June 2024. In March 2024, our General Manager of Germany and Austria also joined the Company in preparation for a European launch.
In October 2023, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for B-VEC for the treatment of DEB in patients from birth. In November 2023, we were notified that the MAA had been validated and was now under Committee for Medicinal Products for Human Use review. In February 2024, the EMA completed inspection of our manufacturing facility as part of the MAA review process. We expect to receive GMP certification from the EMA in the second half of 2024. We expect an EMA decision on our MAA in the second half of 2024.
In July 2023, the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan officially accepted the open label extension (“OLE”) study of B-VEC. The efficacy portion of the Japan OLE study was completed in April 2024, and we anticipate filing our Japan New Drug Application with Japan’s PMDA in the second half of 2024, enabling a potential authorization by PMDA in 2025. Previously, in December 2023, B-VEC was granted orphan drug designation status for the treatment of DEB by the Japan Ministry of Health, Labour and Welfare, a designation which confers specific benefits for orphan drug development including priority review of applications, extended registration validity, and reduced development costs.
Pipeline Highlights and Recent Developments
Respiratory
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of cystic fibrosis (“CF”), a serious rare lung disease caused by missing or mutated CFTR protein. In July 2023, we announced that we had dosed the first patient in CORAL-1, a Phase 1 multi-center, dose-escalation study of evaluating KB407, delivered via a nebulizer, in patients with CF, regardless of their underlying genotype. In March 2024, we completed dosing of the second cohort of CORAL-1, and we intend to initiate the third and final cohort in the second quarter of 2024. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837.
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency (“AATD”), a serious rare lung disease. In February 2024, we dosed the first patient in SERPENTINE-1, a Phase 1, open-label, single dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a PI*ZZ genotype. We are working closely with the Alpha-1 Foundation and their Therapeutic Development Network on the SERPENTINE-1 study and intend to announce interim data from the study in the second half of 2024. Recruitment is ongoing and details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier: NCT06049082.
Ophthalmology
In April 2023, we announced clinical data on the compassionate use of B-VEC, administered as an eyedrop, to treat a patient suffering from ocular complications of DEB. Data was first presented at the Association for Research in Vision and Ophthalmology (“ARVO”) 2023 Annual Meeting and subsequently published in the New England Journal of Medicine in February 2024. Regular application of B-VEC to the eye was well tolerated and associated with full corneal healing at 3 months and visual acuity improvement from hand motion to 20/25 by 8 months.
Based on this early clinical evidence of safety and potential benefit under compassionate use, we started discussions with the FDA in the first quarter of 2024 on a potential clinical development path for ophthalmic B-VEC. In February 2024, we aligned with the FDA on our proposed single arm, open label study in approximately 10 patients to enable approval of B-VEC eyedrops to treat ocular complications which are thought to affect over 25% of DEB patients. We plan to initiate this study in the second half of 2024.

In January 2024, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No. 11,865,148, covering methods of delivering human transgenes to the eye using replication-incompetent HSV-1. This patent covers the administration of B-VEC to the eye, as well as novel applications of our HSV-1 based platform to deliver genetic material to the eye via multiple routes of administration for the potential treatment of genetic eye diseases.
We will be presenting preclinical data at the ARVO 2024 Annual Meeting later this month highlighting the potential of Krystal’s HSV-1-based gene delivery platform for back of the eye gene delivery, and we are actively evaluating multiple, preclinical-stage genetic medicine candidates for the treatment of front and back of the eye diseases.
Oncology
KB707 is a redosable, immunotherapy designed to deliver genes encoding both human interleukin-2 (“IL-2”) and interleukin-12 (“IL-12”) to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery.
In July 2023, we announced that the FDA had granted intratumoral KB707 Fast Track Designation for the treatment of anti-PD-1 relapsed/refractory locally advanced or metastatic melanoma and accepted our Investigational New Drug (IND) application to evaluate intratumoral KB707 in a clinical study. In October 2023, we dosed the first patient in OPAL-1, an open-label, multi-center, monotherapy, dose escalation and expansion Phase 1 study, evaluating intratumoral KB707 in patients with locally advanced or metastatic solid tumors, who relapsed or are refractory to standard of care, with at least one measurable and injectable tumor accessible by transcutaneous route. We have cleared the first two dose escalation cohorts of OPAL-1 and have completed enrollment in Cohort 3. Data collected to date have shown KB707 to be generally well tolerated with no patients experiencing dose-limiting toxicities or drug-related grade ≥3 adverse events. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05970497. Based on the current pace of enrollment, we expect to be able to report interim data before the end of the year.
In January 2024, the FDA accepted an amendment to our IND application to evaluate inhaled KB707 in a clinical study, and, in April 2024, we dosed the first patient in KYANITE-1, an open-label, monotherapy, dose escalation and expansion Phase 1 study, evaluating inhaled KB707 in patients with locally advanced or metastatic solid tumors of the lung. Recruitment is ongoing. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326. Inhaled KB707 also received Fast Track Designation from the FDA in February 2024, for the treatment of patients with solid tumors with pulmonary metastases that are relapsed or refractory to standard of care therapy.
We presented preclinical efficacy data generated in syngeneic mouse models using murine equivalents to KB707 at the American Association for Cancer Research Annual Meeting that was held in April 2024. Study results demonstrated that IL-12 and IL-2, delivered intratumorally using Krystal’s HSV-1-based gene delivery platform, enhanced local and systemic T-cell effector responses consistent with previously reported anti-tumor activity.
Dermatology
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene encoding the human enzyme transglutaminase-1 (“TGM1”) for the treatment of TGM1-deficient autosomal recessive congenital ichthyosis (“TGM1-ARCI”), a serious rare skin disorder caused by missing or mutated TGM1 protein. KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to resume enrollment in the Phase 2 portion of JADE-1, a randomized, placebo-controlled Phase 1/2 study evaluating KB105 for the treatment of TGM1-ARCI, later in 2024, and plan to file an IND application and initiate a clinical trial of KB104 to treat patients with Netherton Syndrome following initiation of the KB105 Phase 2 study. Details of the JADE-1 Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732.
Aesthetics
We are also leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. (“Jeune”). KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. In April 2023, Jeune initiated and treated the first subject in the Phase 1 PEARL-1 Cohort 3 clinical study. The PEARL-1 Cohort 3 study is an open label study to evaluate different doses of KB301 for the improvement of lateral canthal lines at rest in up to 20 subjects. In January 2024, Jeune initiated the PEARL-1 Cohort 4 clinical study, an open label study to evaluate KB301 for the improvement of dynamic wrinkles of the décolleté in up to 20 subjects. Jeune expects to announce results for both cohorts in mid-2024. Following completion of both cohorts, Jeune plans to initiate a Phase 2 study of KB301. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Financial Overview
Revenue
After FDA approval of VYJUVEK in May 2023, we began commercial marketing and sales throughout the United States and began recognizing revenue during the third quarter of 2023. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such sales.
We have contracted to sell VYJUVEK to a limited number of specialty pharmacy providers (“SPs”) that mix the medication and administer it to patients in the patient’s home by a healthcare professional and through a specialty distributor (“SD”) to hospitals and outpatient clinics where patients are administered the medication at a healthcare professional’s office. The transaction price that we recognize as revenue for VYJUVEK sales includes an estimate of variable consideration, which includes discounts, returns, copay assistance and rebates that are offered within contracts. Refer to Note 2 of our consolidated financial statements in our 2023 10-K for additional information.
Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing of VYJUVEK. These costs consist of manufacturing costs, personnel costs including stock-based compensation, facility costs, and other indirect overhead costs. Cost of goods sold may also include period costs related to certain manufacturing services and inventory adjustment charges.
Prior to receiving FDA approval in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expenses.
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and as we expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue our Phase 1 trials for KB407, KB408, intratumoral KB707, and inhaled KB707, resume dosing with KB105 in our Phase 1/2 clinical trial, complete the Phase 1, Cohorts 3 and 4 study and initiate a Phase 2 trial for KB301, begin our open label study with ophthalmic B-VEC, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and, as a result, the actual costs to complete clinical trials may exceed the expected costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist principally of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, legal, commercial, business development, information technology and other general and administrative functions. Selling, general, and administrative expenses also include professional fees associated with corporate and intellectual property-related legal expenses, consulting and accounting services, insurance, facility-related costs and expenses associated with obtaining and maintaining patents. Other selling, general, and administrative costs include travel expenses, patient access program costs, management service fees, marketing expenses, and selling expenses which include transportation, shipping and handling fees.
We anticipate that our selling, general, and administrative expenses will increase in the future relating to our commercialization efforts and to support the development of our product candidates. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate that we will continue to increase our salary and personnel costs and other expenses to support B-VEC commercialization globally.
ASTRA Capital Expenditures
In March 2021, we closed on the purchase of the building that was constructed to house our second commercial scale CGMP facility, ASTRA. In March 2023, we received the permanent occupancy permit for ASTRA which allowed the Company to begin utilizing certain parts of the building for research and development operations once qualification was completed and a portion of the assets were placed into service throughout 2023. We incurred significant capital expenditures related to the construction of ASTRA in 2023 and expect to continue to incur capital expenditures related to ASTRA throughout the operational life of the facility.
Interest and Other Income, Net
Interest and other income, net consists primarily of income earned from our cash, cash equivalents and investments.
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three months ended March 31, 2024 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our 2023 10-K.
Results of Operations
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
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
(in thousands)	(unaudited)
Product revenue, net	$45,250	$—	$45,250
Expenses
Cost of goods sold	2,419	—	2,419
Research and development	10,957	12,288	(1,331)
Selling, general, and administrative	26,058	24,035	2,023
Litigation settlement	12,500	12,500	—
Total operating expenses	51,934	48,823	3,111
Loss from operations	(6,684)	(48,823)	42,139
Other income
Interest and other income, net	7,616	3,526	4,090
Net income (loss)	$932	$(45,297)	$46,229
Product Revenue, Net
Product revenue, net was $45.3 million for the three months ended March 31, 2024, as compared to zero for the three months ended March 31, 2023 due to sales of VYJUVEK after FDA approval was obtained on May 19, 2023. As VYJUVEK initial product sales revenue did not begin until the third quarter of 2023, there was no comparative period revenue.

Cost of Goods Sold
Cost of goods sold was $2.4 million for the three months ended March 31, 2024, as compared to zero for the three months ended March 31, 2023 due to sales of VYJUVEK after FDA approval was obtained on May 19, 2023. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense.
Research and Development Expenses
Research and development expenses decreased $1.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
The decrease was primarily driven by the following:
•a decrease of $1.1 million in manufacturing expenses related to VYJUVEK following FDA approval being recorded as inventory; and
•a decrease of $899 thousand in allocated overhead costs due to the capitalization of commercial batches of VYJUVEK after its approval in May 2023.
These decreases were partially offset by increases in the following:
•an increase of $287 thousand of clinical development costs; and
•an increase of $272 thousand of depreciation due to the Company's second CGMP facility being placed into service in 2023 offset by the capitalization of commercial batches of VYJUVEK after its approval in May 2023.
Research and development expenses consist primarily of costs relating to our preclinical development, the development of our product candidates and our clinical trial programs. Direct research and development expenses associated with our product candidates or development programs consist of compensation related expenses for our internal resources conducting research and development activities, fees paid to external consultants, contract research organizations, or for costs to support our clinical trials. Indirect research and development expenses that are allocated to our product candidates or programs consist of lab supplies and software fees. A significant portion of our research and development expenses are not allocated to individual product candidates and preclinical programs, as certain expenses benefit multiple product candidates and preclinical programs. For example, we do not allocate costs associated with stock-based compensation, manufacturing of preclinical or clinical development products or costs relating to facilities and equipment to individual product candidates and preclinical programs.

The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	Change
(in thousands)	(unaudited)
KB103	$2,129	$2,387	$(258)
KB105	15	231	(216)
KB407	783	377	406
KB408	245	112	133
KB301	176	250	(74)
KB707	1,419	—	1,419
Other dermatology programs	—	8	(8)
Other aesthetics programs	134	13	121
Other research programs	351	596	(245)
Other development programs	232	335	(103)
Stock-based compensation	1,868	2,496	(628)
Other unallocated manufacturing expenses(1)	2,131	3,919	(1,788)
Other unallocated expenses(2)	1,474	1,564	(90)
Research and development expense	$10,957	$12,288	$(1,331)

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
The primary changes in our research and development expenses by product candidate or program in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 are as follows:
•a decrease in other unallocated manufacturing expenses of $1.8 million due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and cost of goods sold;
•a decrease in stock-based compensation of $628 thousand due to the allocation of labor costs related to work performed to manufacture VYJUVEK to inventory following FDA approval; and
•a net decrease in KB103 costs is due to research and development costs being expensed in 2023 prior to receiving FDA approval in May 2023 that are now included as part of the cost of inventory, offset by an increase in overseas preclinical and clinical trial costs, licensing and regulatory costs, and on-going manufacturing efficiency and process optimization costs for which such processes have not yet been approved by the FDA; offset by
•an increase in KB707 costs of $1.4 million following the expansion of our research and development pipeline to oncology consisting of increase in payroll related costs to support our research and an increase in contract research expenses in preparation for the Phase 1 clinical trial of inhaled KB707.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $2.0 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
The increase was primarily driven by the following:
•an increase in selling expenses related to the launch of VYJUVEK of $2.1 million, which includes $1.5 million related to our patient access program;
•an increase of $706 thousand related to professional services incurred to support our commercial growth; and
•an increase in net payroll related expenses of approximately $367 thousand, which was primarily driven by an increase in headcount in our commercial and other administrative functions to support overall growth for commercialization and includes a partially offsetting decrease in stock-based compensation of $509 thousand due to the departure of certain employees in the second half of 2023.
These increases were partially offset by a decrease in marketing costs of $1.3 million due to the timing of marketing activities ahead of the VYJUVEK launch.
Litigation Settlement
Litigation settlement for each of the three months ended March 31, 2024 and 2023 was $12.5 million, and consisted of amounts related to the settlement of litigation with PeriphaGen. See “Legal Proceedings” in Note 7 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Interest and Other Income, Net
Interest and other income, net for the three months ended March 31, 2024 and 2023 was $7.6 million and $3.5 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period and an increase in our balance of cash, cash equivalents, and investments.
Liquidity and Capital Resources
Overview
As of March 31, 2024, our cash, cash equivalents and short-term investments balance was approximately $538.3 million. Since operations began, we have incurred operating losses. As of March 31, 2024, we had an accumulated deficit of $268.9 million. We believe that our cash, cash equivalents and short-term investments as of March 31, 2024 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
Our transition to operating profitability is dependent upon the continued successful commercialization of VYJUVEK and the successful development, approval, manufacturing, and commercialization of our product candidates. Furthermore, we expect to incur increasing costs associated with satisfying regulatory and quality standards, maintaining and initiating product clinical trials, and furthering our efforts to discover, develop, manufacture, and commercialize current and future product candidates. We intend to fund future operations through on hand cash and cash equivalents, revenue generated from the sale of VYJUVEK, the sale of equity, debt financings, and we may also seek additional capital through arrangements with strategic partners or other sources.
Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that we will have sufficient capital to fund our continued clinical studies of KB105, KB407, KB408, KB301, KB707 or our planned clinical and preclinical studies for our other product candidates, or our operations. Further, we expect future revenue to fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any product sales. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we will be required to pay three $12.5 million contingent milestone payments upon reporting $100.0 million in total cumulative sales, $200.0 million in total cumulative sales and $300.0 million in total cumulative sales. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch KB104, KB105, KB407, KB408, KB301, KB707, ophthalmic B-VEC or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, manufacturing, and commercialization of genetic medicines, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
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

Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)	(unaudited)
Net cash provided by (used in) operating activities	$15,888	$(26,156)
Net cash (used in) provided by investing activities	(25,980)	3,563
Net cash provided by financing activities	10,583	1,474
Effect of exchange rate changes on cash and cash equivalents	187	(36)
Net increase (decrease) in cash	$678	$(21,155)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $15.9 million and consisted primarily of net income of $932 thousand adjusted for $8.7 million of non-cash items and a $6.3 million increase in working capital. Non-cash adjustments included depreciation of $1.4 million, amortization of operating lease right-of-use assets of $182 thousand and stock-based compensation expense, net of $9.3 million, offset by realized gain on investments of $1.2 million, accretion on marketable securities of $802 thousand and other adjustments of $238 thousand.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $26.0 million and consisted of $88.3 million in purchases of short-term and long-term investments and $1.3 million in purchases of property and equipment, partially offset by $63.6 million received from the maturities of short-term investments.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $10.6 million and consisted of proceeds of $16.0 million from exercises of stock options, partially offset by $4.2 million used for employee tax withholding payments related to vested restricted stock units and $1.2 million used for employee tax withholding payments for settlement of vested restricted stock awards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $538.3 million as of March 31, 2024, which consisted primarily of money market funds, commercial paper, corporate bonds, and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
We also have established operations in Europe, Australia and Japan and hold cash in Swiss Francs, Euros, Australian Dollars and Japanese Yen. We are subject to foreign exchange rate risk arising from transactions conducted in the aforementioned foreign currencies, however, our foreign operations are not currently material to our business. We do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in foreign currency exchange rates.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in Note 7 of the notes to condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q is incorporated by reference in response to this item.
ITEM 1A.    RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes included in Item 1 of Part I of this Form 10-Q. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
We have experienced a period of significant expansion in personnel and of our facilities, infrastructure and overhead as we developed our own manufacturing facilities, built our sales, marketing and distribution infrastructure that we believe is necessary to commercialize VYJUVEK, and increased our research and development efforts. The commercialization of VYJUVEK and our ongoing development of other product candidates will continue to impose significant capital requirements, as well as added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new personnel. Our future performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively. If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial, and other systems and resources to manage our operations, continue our research and development activities and build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale, and, depending on demand, may need to scale up the manufacturing process for any approved product, which is subject to risks and uncertainties. Future growth would impose significant added responsibilities on members of management. Our management, finance, development personnel, systems, and facilities currently in place may not be adequate to support this expected future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain enough numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development, and growth goals.

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
Our internal computer systems, or those of any third-party with whom we do business may fail or suffer a cyber-security incident, such as a data breach or computer virus, which could harm our business by damaging our reputation, exposing us to liability, adversely impacting our revenue, or materially disrupting our operations, including production of VYJUVEK or our product development programs.
We rely on our information technology systems and infrastructure to manage our business. In addition, we receive, process, store, and transmit, often electronically, confidential data of others, including the participants in our clinical trials. Unauthorized access to our (or any third party with whom we do business, such as suppliers, distributors, manufacturers, or vendors) computer systems or stored data could result in the theft or improper disclosure of personal or confidential information or other sensitive data, the deletion or modification of records, or could cause interruptions in our operations. Cybersecurity threats include, but are not limited to, ransomware attacks, phishing attempts, and the exploitation of software vulnerabilities to gain access to our information technology environment, and cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite our robust security measures and our commitment to implementing and continually improving our cybersecurity posture to mitigate the risk of a cybersecurity incident, we cannot guarantee that such incidents will not occur to us or any third-party with whom we do business. For example, our specialty pharmacy provider was affected by a cybersecurity incident that delayed reimbursement approvals and had a negative impact on our product revenue, net for the first quarter of 2024. Any cybersecurity incident, even if promptly addressed, may harm our reputation, damage our brand, and erode trust. Our facilities and systems, and those of any third-party with whom we do business, may also be vulnerable to acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors, or other similar events which may disrupt our operations or expose personal and confidential information.
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
•successful development of our internal manufacturing processes on an ongoing basis, including any required or desired changes to our manufacturing processes, and maintenance of our existing arrangements with third-party suppliers or manufacturers for clinical supply;
•commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others; and
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors.
If we fail in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates or changes to our manufacturing processes, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Our gene therapy platform is based on a novel technology, which makes it difficult to predict the time and cost of obtaining regulatory approvals for our product candidates.
The clinical trial requirements of the FDA, EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours, including approvals of or changes to manufacturing processes, can be more expensive and take longer than for other, better known or more extensively studied product candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union, or elsewhere, or how long it will take to commercialize our product candidates. Approvals by the European Commission may not be indicative of what the FDA may require for approval and approval by the FDA may not be indicative of what the European Commission would require for approval.
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
If we make manufacturing processes or formulation changes to our product or product candidates, we may need to conduct additional studies to bridge our modified product or product candidate to earlier versions and obtain regulatory approvals. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our products or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize our products and may harm our business, financial condition, results of operations and prospects. Any delays, setbacks or failures in our clinical trials could materially and adversely affect our business, financial condition, results of operations and prospects.
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
VYJUVEK, our first FDA-approved product, and any other product candidates that obtain regulatory approval in the future, will remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a post-approval safety monitoring program, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety, and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. For example, if demand for an approved product increases more than we previously estimate, we may need or desire to scale up an existing FDA-approved manufacturing process and the scaled-up manufacturing process would be subject to FDA review and approval. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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
We have obtained and may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for some of our product candidates. For instance, VYJUVEK was granted RMAT designation by the FDA. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-

term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
Risks Related to Manufacturing
Delays in obtaining regulatory approvals of the process, or changes to the process, and facilities needed to manufacture VYJUVEK or our product candidates or disruptions in our manufacturing process may disrupt our production of VYJUVEK or delay or disrupt our development and commercialization efforts with respect to our product candidates.
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
In addition, the manufacturing process used to produce VYJUVEK and our product candidates is complex and novel and demand for an approved product may require the need for us to change to the manufacturing process, which may require regulatory approval before we are able to sell the product manufactured by the changed process. The production of VYJUVEK and our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that VYJUVEK and our product candidates are made strictly and consistently in compliance with the process. Problems with an approved manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. In addition to the potential impacts of problems with an approved manufacturing process, changes to an approved manufacturing process may result in problems with the process design, process reproducibility, stability, or batch consistency, and may require regulatory approval before we are permitted to sell products manufactured with the changed manufacturing process, which could potentially delay commercial availability of an approved product. We may encounter problems achieving adequate quantities and quality of materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
Any contamination in, or changes to, our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our ability to produce VYJUVEK or any other approved product for commercial supply or any product candidate for clinical development.
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
Failure to increase manufacturing capacity and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs could result in delays in commercial availability of an approved product. If a manufacturing process is approved by the FDA, implementing a new or changed manufacturing processes is difficult, time consuming, and would require regulatory approvals, which could potentially delay commercial availability of an approved product, which, in turn, could harm our results of operations and cause reputational damage.
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
Our success depends on our ability to maintain and continuously improve our quality management program. Any change to an approved manufacturing process will put strain on our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunctions to halt manufacture and distribution of our products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations, or withdrawal, suspension or variation of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or our product or product candidates, which may result in difficulty in successfully launching products and the loss of potential future sales, which could have an adverse effect on our business, financial condition, and results of operations.
If VYJUVEK demand increases more than previously estimated or we wish to improve manufacturing efficiencies or to lower cost of production, we may need or choose to scale up the current FDA-approved VYJUVEK commercial manufacturing process, which is subject to risks and uncertainties and will require us to submit a Prior Approval Supplement (PAS) to the FDA and obtain the agency’s approval for the manufacturing process changes before they can be implemented.
We may desire or need to make manufacturing process changes to scale-up manufacturing to meet increased demand, to improve efficiencies or costs, or otherwise. Scaling up a manufacturing process carries regulatory, financial, and operational risks, which could potentially impact product availability. For example, as a result of the strong and increasing commercial demand for VYJUVEK, we designed a revised commercial manufacturing process that should more than quadruple the output of each production batch. Before a product manufactured with changes to an approved manufacturing process may be sold commercially, such change will require development, validation and documentation, and the preparation and submission to the FDA of a PAS, which must be approved by the FDA. With respect to our revised manufacturing process for VYJUVEK, we are planning to submit a PAS to the FDA in 2H 2024. The FDA will have up to four months to review the PAS, as well as the data and other information we submit to support the changes to the current FDA-approved manufacturing process. In addition to requiring FDA approval of a PAS, there are risks associated with scaling up a manufacturing process, including, among others, cost overruns, potential problems with the process scale-up design, process reproducibility, stability issues, and batch consistency. Furthermore, studies or tests to demonstrate comparability of product manufactured under an existing and under a revised manufacturing process, or any other studies on a revised process, such as validation studies, may uncover findings that result in the FDA delaying or refusing to approve a new process. We cannot guarantee when the FDA will approve the PAS for the scaled-up VYJUVEK manufacturing process. Until an enhanced VYJUVEK manufacturing process is approved by the FDA, we will need to meet any additional demand for VYJUVEK from batches manufactured with our existing FDA-approved commercial manufacturing process, which could potentially delay the commercial availability of VYJUVEK and adversely affect our business, results of operations, and financial condition.
We may need or desire to transfer VYJUVEK or an approved product candidate manufacturing from ANCORIS, our commercial scale CGMP-compliant manufacturing facility where VYJUVEK is currently manufactured to ASTRA, our recently completed and qualified state-of-the-art CGMP manufacturing facility, or transfer an approved product manufacturing from ASTRA to ANCORIS, and technical transfer of a manufacturing process is subject to risks and uncertainties and requires FDA inspection and approval of the facility where manufacturing is planned to be transferred.
We plan to complete a technical transfer process to allow us to commercially manufacture VYJUVEK at ASTRA, our recently completed and qualified state-of-the-art CGMP manufacturing facility, in addition to ANCORIS. This process may be time consuming and will require an FDA inspection of ASTRA. We cannot provide any assurance of the timing of such FDA approval, or if the FDA will approve commercial manufacturing of VYJUVEK at ASTRA. We have never completed a technical transfer process to an in-house manufacturing facility, and there is no guarantee that we will be successful doing so. Failure or delay in technical transfer of VYJUVEK or another approved product from ANCORIS to ASTRA, or from ASTRA to ANCORIS, could impair our ability to supply sufficient product to meet commercial demand and successfully commercialize and generate revenue from sales of approved products, which could adversely affect our business, financial condition, and results of operations.
Risks Related to Commercialization of VYJUVEK and Our Product Candidates
We have limited experience as a commercial company and the sales, marketing, and distribution of VYJUVEK or any future approved products may be unsuccessful or less successful than anticipated.
We received FDA approval of VYJUVEK in May 2023 and initiated a commercial launch of VYJUVEK in the United States in the second quarter of 2023. As a company, we have no prior experience commercializing a biologic. The success of our commercialization efforts is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal sales, marketing, manufacturing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities. For example, our commercial launch of VYJUVEK may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan, including scale up of our manufacturing process, and incur significant expenses. Further, given our lack of experience commercializing products, we do not have a track record of successfully executing a commercial launch. There is a risk that we underestimate the level of demand for a product, which could require us to change a manufacturing process to increase production yields and changes to a manufacturing process are time consuming and subject to regulatory, financial, and operational risks. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if our commercialization efforts do not develop as planned, we may not be able to successfully commercialize VYJUVEK and any future approved products, we may require significant additional capital and financial resources, we may not become profitable on a consistent basis, and we may not be able to compete against more established companies in our industry.
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
If our sales force, marketing, market access, and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial launch of VYJUVEK, impact our ability to generate revenue and harm our business.
If we are unable to expand our medical affairs, marketing, market access, sales, and distribution capabilities or collaborate with third parties to market and sell our product candidates for which we obtain marketing approval, we may be unable to generate sufficient product revenue.
To successfully commercialize any products for which we obtain marketing approvals, we will need to expand our sales force, marketing, market access, and medical affairs teams and distribution capabilities, either on our own or in collaboration with others. The development of a sales force, marketing, market access, and medical affairs teams and distribution capabilities effort is expensive and time-consuming, and our expenses associated with maintaining our sales force may be disproportional compared to the revenue we may be able to generate on sales of VYJUVEK and future products. We cannot be certain that we will be able to internally develop this capability successfully. We may enter into collaborations regarding VYJUVEK or any future approved product candidates with other entities to utilize their established marketing and distribution capabilities. However, we may be unable to enter into such agreements on favorable terms, if at all.
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
In addition to determining market opportunities for our products, we need to accurately forecast demand and the timing of the demand, which is difficult. Incorrect demand estimates could adversely impact the Company. For example, if product demand is higher than we initially estimate, we may need to spend time and money on increasing our manufacturing capabilities and/or changing our manufacturing processes, which could require greater capital expenditures than initially forecasted and potentially delay commercial availability of an approved product, which could adversely affect our business, financial condition, and results of operations.
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
Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we endeavor to observe the terms of agreements under which we obtain access to third-party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described in Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in April of 2022, we entered into a settlement agreement with PeriphaGen, Inc., which had alleged breach of contract and misappropriation of trade secrets. If we fail to successfully defend any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize VYJUVEK or our product candidates, which could have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information with respect to purchases of our equity securities during the three months ended March 31, 2024:

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	—			—	—
February 1, 2024 - February 28, 2024	7,677		$78.89	—	—
March 1, 2024 - March 31, 2024	—			—	—
Total	7,677	(1)	$78.89	—	—

(1)Represents shares withheld from employees for taxes resulting from the vesting of restricted stock awards.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2024, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 6, 2024	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: May 6, 2024	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)