Form 10-Q
period 2024-06-30
Krystal Biotech, Inc.
filed 2024-08-05
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2024, there were 28,729,950 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$345,786	$358,328
Short-term investments	213,826	173,850
Accounts receivable, net	103,236	42,040
Inventory	12,179	6,985
Prepaid expenses and other current assets	7,745	6,706
Total current assets	682,772	587,909
Property and equipment, net	158,808	161,202
Long-term investments	69,292	61,954
Right-of-use assets	6,660	7,027
Other non-current assets	126	263
Total assets	$917,658	$818,355
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,425	$4,132
Current portion of lease liability	1,361	1,474
Accrued rebates	21,733	5,977
Accrued expenses and other current liabilities	43,332	21,511
Total current liabilities	71,851	33,094
Lease liability	6,326	6,620
Other long-term liabilities	588	—
Total liabilities	78,765	39,714
Commitments and contingencies (see note 7)
Stockholders' equity
Common stock; $0.00001 par value; 80,000 shares authorized as of June 30, 2024 and December 31, 2023; 28,709 and 28,237 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	1,092,854	1,047,830
Accumulated other comprehensive (loss) gain	(634)	638
Accumulated deficit	(253,327)	(269,827)
Total stockholders’ equity	838,893	778,641
Total liabilities and stockholders’ equity	$917,658	$818,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Product revenue, net	$70,284	$—	$115,535	$—
Expenses
Cost of goods sold	6,009	—	8,428	—
Research and development	15,583	12,144	26,539	24,432
Selling, general and administrative	27,626	25,904	53,685	49,939
Litigation settlement	12,500	—	25,000	12,500
Total operating expenses	61,718	38,048	113,652	86,871
Income (loss) from operations	8,566	(38,048)	1,883	(86,871)
Other income
Interest and other income, net	7,479	4,838	15,095	8,364
Income (loss) before income taxes	16,045	(33,210)	16,978	(78,507)
Income tax expense	(477)	—	(477)	—
Net income (loss)	15,568	(33,210)	16,501	(78,507)
Unrealized (loss) gain on available-for-sale securities and other	(335)	(82)	(1,272)	492
Comprehensive income (loss)	$15,233	$(33,292)	$15,229	$(78,015)

Net income (loss) per common share:
Basic	$0.54	$(1.25)	$0.58	$(3.00)
Diluted	$0.53	$(1.25)	$0.56	$(3.00)

Weighted-average common shares outstanding:
Basic	28,598	26,657	28,446	26,187
Diluted	29,637	26,657	29,504	26,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2024	28,237	$—	$1,047,830	$638	$(269,827)	$778,641
Issuance of common stock upon exercise of stock options	260	—	15,969	—	—	15,969
Vesting of restricted stock units, net of shares withheld for taxes	39	—	(4,181)	—	—	(4,181)
Shares of restricted stock awards surrendered for taxes	(8)	—	(1,205)	—	—	(1,205)
Stock-based compensation	—	—	10,023	—	—	10,023
Unrealized (loss) on investments and other(1)	—	—	—	(937)	—	(937)
Net income	—	—	—	—	932	932
Balances at March 31, 2024	28,528	$—	$1,068,436	$(299)	$(268,895)	$799,242
Issuance of common stock upon exercise of stock options	181	—	10,637	—	—	10,637
Stock-based compensation	—	—	13,781	—	—	13,781
Unrealized (loss) on investments and other(2)	—	—	—	(335)	—	(335)
Net income	—	—	—	—	15,568	15,568
Balances at June 30, 2024	28,709	$—	$1,092,854	$(634)	$(253,327)	$838,893

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2023	25,764	$—	$803,718	$(728)	$(280,759)	$522,231
Issuance of common stock upon exercise of stock options	42	—	2,208	—	—	2,208
Shares of restricted stock awards surrendered for taxes	(10)	—	(749)	—	—	(749)
Stock-based compensation	—	—	10,599	—	—	10,599
Unrealized gain on investments and other(1)	—	—	—	574	—	574
Net loss	—	—	—	—	(45,297)	(45,297)
Balances at March 31, 2023	25,796	$—	$815,776	$(154)	$(326,056)	$489,566
Issuance of common stock in private placement offering, net of offering costs	1,730	—	159,951	—	—	159,951
Issuance of common stock upon exercise of stock options	449	—	25,446	—	—	25,446
Stock-based compensation	—	—	11,443	—	—	11,443
Unrealized (loss) on investments and other(2)	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(33,210)	(33,210)
Balances at June 30, 2023	27,975	$—	$1,012,616	$(236)	$(359,266)	$653,114

(1)Includes foreign currency translation loss of $62 thousand and $35 thousand for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes foreign currency translation loss of $83 thousand and gain of $57 thousand for the three months ended June 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating Activities
Net income (loss)	$16,501	$(78,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	3,262	2,348
Accretion on marketable securities	(1,104)	(1,046)
Amortization of operating lease right-of-use assets	368	441
Stock-based compensation expense, net	22,455	21,768
Realized gain on investments	(2,859)	(2,390)
Other, net	89	50
Changes in operating assets and liabilities
Accounts receivable, net	(61,196)	—
Inventory	(1,708)	(906)
Prepaid expenses and other current assets	(2,532)	(649)
Other non-current assets	29	110
Lease liability	(406)	(380)
Other long-term liabilities	588	—
Accounts payable	1,511	481
Accrued expenses and other current liabilities	(4,034)	(1,666)
Accrued rebates	15,756	—
Accrued litigation settlement	25,000	—
Net cash provided by (used in) operating activities	11,720	(60,346)

Investing Activities
Purchases of property and equipment	(2,391)	(8,171)
Purchases of investments	(201,736)	(319,969)
Maturities of investments	158,794	315,746
Net cash (used in) investing activities	(45,333)	(12,394)

Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	159,838
Proceeds from exercise of stock options	26,607	27,654
Taxes paid for employee tax withholding related to restricted stock units	(4,181)	—
Taxes paid related to settlement of restricted stock awards	(1,205)	(749)
Net cash provided by financing activities	21,221	186,743

Effect of exchange rate changes on cash and cash equivalents	(150)	(28)

Net (decrease) increase in cash and cash equivalents	(12,542)	113,975

Cash and cash equivalents at beginning of period	358,328	161,900
Cash and cash equivalents at end of period	$345,786	$275,875

Supplemental Disclosures of Non-Cash Investing Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$8,568	$10,998
Supplemental Cash Flow Information
Income taxes paid	$2,002	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech LLC to Krystal Biotech, Inc. In June 2018, the Company incorporated a wholly-owned subsidiary in Australia for the purpose of undertaking preclinical and clinical studies in Australia. In April 2019, we incorporated Jeune Aesthetics, Inc. (“Jeune Aesthetics”), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, December 2022, August 2023 and March 2024, we incorporated wholly-owned subsidiaries in Switzerland, Netherlands, France, Germany and Japan, respectively, for the purpose of establishing initial operations in Europe and Japan for the commercialization of our product pipeline.
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
Liquidity
As of June 30, 2024, the Company had an accumulated deficit of $253.3 million. Our operating profitability is dependent upon the continued successful commercialization of VYJUVEK, as well as successful development, approval, and commercialization of our other product candidates. Management intends to fund future operations through its on hand cash, cash equivalents and investments and revenue generated from the sale of VYJUVEK, and may also seek additional capital through the sale of equity, arrangements with strategic partners, debt financings or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to further its pipeline and to expand its commercialization capabilities in advance of the potential global regulatory approvals of VYJUVEK®, the Company’s U.S. Food and Drug Administration (the “FDA”) approved redosable gene therapy, for treating patients, six months of age or older, suffering from dystrophic epidermolysis bullosa, a rare and severe monogenic disease that affects the skin and mucosal tissues. The Company believes that its cash, cash equivalents and short-term investments of approximately $559.6 million as of June 30, 2024 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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
The Company’s accounts receivable as of June 30, 2024 are primarily from one counterparty that distributes VYJUVEK in the U.S. on behalf of the Company. As of June 30, 2024, the credit profile for this counterparty was deemed to be in good standing and, as such, an allowance for credit losses was not recorded. For accounts receivable arising from named patient sales, the Company evaluates the creditworthiness of each counterparty on a regular basis. As of June 30, 2024, no allowance for credit losses was deemed necessary as a result of these counterparties.
For the six months ended June 30, 2024, the Company’s counterparty distributed VYJUVEK within the U.S. to primarily one customer on behalf of the Company. No product revenue was recorded for the six months ended June 30, 2023.
The Company has no financial instruments with off-balance sheet risk of loss.
Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in our 2023 10-K. There were no material changes to the Company's significant accounting policies during the six months ended June 30, 2024.
Recent Accounting Pronouncements
There were no accounting pronouncements issued or adopted during the six months ended June 30, 2024 that are expected to have a material impact on the Company’s condensed consolidated financial statements.
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
The following table summarizes changes in allowances and discounts for the six months ended June 30, 2024:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2023	$5,977	$858	$279	$7,114
Provisions	18,132	4,008	521	22,661
Payments/Credits	(1,788)	(1,656)	(165)	(3,609)
Balance as of June 30, 2024	$22,321	$3,210	$635	$26,166

Rebates are included in accrued rebates and other long-term liabilities on the condensed consolidated balance sheets. Other long-term liabilities includes $588 thousand of long-term accrued rebates. Other accruals are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Prompt pay is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Provisions for rebates, prompt pay and other accruals are recorded as a reduction to product revenue, net on the condensed consolidated statements of operations and comprehensive income (loss).
4.    Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents consist of common stock issuable upon (1) exercise of stock options and (2) vesting of restricted stock awards, restricted stock units and performance-based restricted stock units (collectively, “restricted stock”).
For the three months ended June 30, 2024 and 2023, respectively, there were (1) 215 thousand and 3.2 million common stock equivalents outstanding in the form of stock options and (2) 2 thousand and 44 thousand in unvested restricted stock, that have each been excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.
For the six months ended June 30, 2024 and 2023, respectively, there were (1) 169 thousand and 3.2 million common stock equivalents outstanding in the form of stock options and (2) 1 thousand and 44 thousand in unvested restricted stock, that have each been excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$15,568	$(33,210)	$16,501	$(78,507)
Denominator:
Weighted-average basic common shares	28,598	26,657	28,446	26,187
Dilutive effect of stock options and unvested restricted stock	1,039	—	1,058	—
Weighted-average diluted common shares	29,637	26,657	29,504	26,187

Net income (loss) per common share—basic	$0.54	$(1.25)	$0.58	$(3.00)
Net income (loss) per common share—diluted	$0.53	$(1.25)	$0.56	$(3.00)

5.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$345,786	$—	$—	$345,786	$345,786	$—	$—
Subtotal	345,786	—	—	345,786	345,786	—	—
Level 2:
Commercial paper	37,193	3	(13)	37,183	—	37,183	—
Corporate bonds	96,553	38	(131)	96,460	—	62,778	33,682
U.S. government agency securities	149,722	28	(275)	149,475	—	113,865	35,610
Subtotal	283,468	69	(419)	283,118	—	213,826	69,292
Total	$629,254	$69	$(419)	$628,904	$345,786	$213,826	$69,292

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$358,328	$—	$—	$358,328	$358,328	$—	$—
Subtotal	358,328	—	—	358,328	358,328	—	—
Level 2:
Commercial paper	17,124	5	(1)	17,128	—	17,128	—
Corporate bonds	111,824	407	(27)	112,204	—	70,996	41,208
U.S. government agency securities	106,079	423	(30)	106,472	—	85,726	20,746
Subtotal	235,027	835	(58)	235,804	—	173,850	61,954
Total	$593,355	$835	$(58)	$594,132	$358,328	$173,850	$61,954

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$5,507	$3,154
Work-in-process	5,035	3,204
Finished goods	1,637	627
Inventory	$12,179	$6,985

Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Building and building improvements	$111,407	$111,180
Leasehold improvements	25,637	25,068
Manufacturing equipment	26,530	24,905
Construction in progress	6,020	7,291
Laboratory equipment	3,066	2,339
Computer equipment and software	1,932	1,614
Furniture and fixtures	1,645	1,632
Total property and equipment	176,237	174,029
Accumulated depreciation	(17,429)	(12,827)
Property and equipment, net	$158,808	$161,202
Depreciation expense was $1.8 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $3.3 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense capitalized into inventory was $559 thousand and $72 thousand for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $72 thousand for the six months ended June 30, 2024 and 2023, respectively.
In March 2023, the Company received the permanent occupancy permit for its second commercial scale CGMP facility, ASTRA, which allowed the Company to begin utilizing certain portions of the building. As a result, and as qualification of assets occurred through 2023 and the first half of 2024, the majority of assets relating to ASTRA were reclassified from construction in progress to leasehold improvements, manufacturing equipment, buildings and building improvements, furniture and fixtures, or computer equipment and software as it was determined that assets were ready for their intended use. As certain pieces of equipment are not yet qualified, the Company will continue to hold the remaining assets within construction in progress until qualification has been completed and the assets are ready for their intended use. Estimated remaining payments related to ASTRA were $8.0 million as of June 30, 2024 and are recorded in accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Accrued litigation settlement	$25,000	$—
Accrued payroll and benefits	5,321	8,778
Accrued construction-in-progress	5,148	5,182
Other current liabilities	2,500	1,876
Accrued professional fees	2,096	1,810
Accrued preclinical and clinical expenses	1,512	1,248
Accrued inventory	1,046	334
Accrued taxes	709	2,283
Total	$43,332	$21,511
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Research Organizations (“CROs”), Contract Manufacturing Organizations (“CMOs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The estimated remaining commitments as of June 30, 2024 under these agreements was approximately $1.0 million. The Company has incurred research and development expenses under these agreements of $1.0 million and $2.5 million for the three and six months ended June 30, 2024 and $1.1 million and $3.1 million for the three and six months ended June 30, 2023.
Legal Proceedings
In May 2020, a complaint was filed against the Company in the United States District Court for the Western District of Pennsylvania by PeriphaGen, Inc. (“PeriphaGen”) alleging breach of contract and misappropriation of trade secrets. On April 27, 2022, the Company and PeriphaGen entered into a final settlement agreement, and the Company paid PeriphaGen an upfront payment of $25.0 million on April 28, 2022 for: (i) the release of all claims in the litigation with PeriphaGen; (ii) the acquisition of certain PeriphaGen assets and (iii) the grant of a license by PeriphaGen for dermatological applications. In accordance with the settlement agreement, on June 15, 2023, the Company paid PeriphaGen an additional $12.5 million following the FDA’s approval of VYJUVEK. The settlement agreement requires the Company to pay three additional $12.5 million contingent milestone payments upon reaching $100.0 million in cumulative sales, $200.0 million in cumulative sales and $300.0 million in cumulative sales.
On May 29, 2024, the parties entered into an amendment to the final settlement agreement (“Amendment”) to clarify the definition of cumulative sales and modify the timing of the $12.5 million contingent milestone payment triggered by reaching $100.0 million in cumulative sales. As defined in the settlement agreement and clarified in the Amendment, cumulative sales means the total cumulative revenue from sales of the Company’s products by the Company and its affiliates and licensees. The amendment modified the timing of the $12.5 million contingent milestone payment triggered by reaching $100.0 million in cumulative sales, such that $6.25 million is payable following the Company’s filing of a Quarterly Report on Form 10-Q that reports $100.0 million in cumulative sales, and the remaining $6.25 million is payable within 120 days following the end of the fiscal year in which the initial $6.25 million is paid. There were no other revisions to the settlement agreement, and the contingent payments triggered upon reaching $200.0 million in cumulative sales and $300.0 million in cumulative sales continue to remain payable following the filing(s) by the Company of an Annual Report(s) on Form 10-K reporting $200.0 million in cumulative sales and $300.0 million in cumulative sales. If all milestones are achieved, the total consideration for settling the dispute, acquiring certain assets, and granting of a license from PeriphaGen will be $75.0 million, of which $37.5 million has been paid.
The Company recorded litigation settlement expense of $12.5 million and $25.0 million for the three and six months ended June 30, 2024, respectively, and zero and $12.5 million for the three and six months ended June 30, 2023, respectively, on the condensed consolidated statements of operations and comprehensive income (loss) in accordance with the settlement agreement and the Amendment. During the three months ended June 30, 2024, the Company reached cumulative sales of $100.0 million. Accordingly, following the filing of this Quarterly Report on Form 10-Q, the Company will make a $6.25 million milestone payment, which was fully accrued for in the first quarter of 2024. Also during the three months ended June 30, 2024, in accordance with ASC 450, “Contingencies”, the Company determined that reaching $200.0 million in cumulative sales was probable, and recorded litigation settlement expense of $12.5 million relating to the milestone payment, which becomes payable following the filing of the Annual Report on Form 10-K that reports $200.0 million in cumulative sales. The Company previously recorded litigation settlement expense of $12.5 million for the six months ended June 30, 2023 following FDA approval of B-VEC. As of June 30, 2024, the Company has not recorded an accrual for the remaining contingent milestone payment of $12.5 million related to $300.0 million in cumulative sales.

8.    Leases
As of June 30, 2024, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2024 (remaining six months)	$772
2025	1,277
2026	1,277
2027	1,300
2028	1,325
Thereafter	9,437
Future minimum operating lease payments	15,388
Less: Interest	(7,701)
Present value of lease liability	$7,687
As of June 30, 2024 and December 31, 2023, the Company's weighted-average remaining lease term for operating leases was 12.2 years and 12.3 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.5% as of June 30, 2024 and December 31, 2023.
The components of the Company’s lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Lease cost:
Operating lease expense	$346	$440	$645	$902
Variable lease expense	51	29	91	88
Total lease expense	$397	$469	$736	$990
9.    Capitalization
ATM Program
On May 8, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market equity offering program (“ATM Program”), under which the Company may issue and sell from time to time through Cowen, acting as agent and/or principal, shares of its common stock, par value $0.00001 per share (“Common Stock”), having an aggregate offering price up to $150.0 million (“Placement Shares”).
The Placement Shares will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 filed with the SEC on April 6, 2023, and a prospectus supplement relating to the Placement Shares that was filed with the SEC on May 8, 2023. During the six months ended June 30, 2024 and 2023, no shares of Common Stock were issued pursuant to the ATM Program, resulting in $150.0 million being available for issuance under the ATM Program.
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
Shares remaining available for grant under the Plan were 2.4 million as of June 30, 2024.
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2023	2,606,592	$66.39	7.9	$150,405
Granted	227,182	$160.67
Exercised	(441,027)	$60.33
Cancelled or forfeited	(321,134)	$68.85
Outstanding as of June 30, 2024	2,071,613	$77.65	7.7	$219,580
Exercisable as of June 30, 2024	818,577	$62.85	6.9	$98,872

(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2023 and June 30, 2024, respectively, and the exercise price of outstanding in-the-money options.
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2022	3,582,181	$61.15	8.7	$64,880
Granted	389,280	$88.74
Exercised	(490,995)	$56.41
Cancelled or forfeited	(250,800)	$63.14
Outstanding as of June 30, 2023	3,229,666	$65.04	8.4	$169,121
Exercisable as of June 30, 2023	778,737	$55.83	7.5	$47,952

(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2022 and June 30, 2023, respectively, and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $19.8 million and $26.7 million during the three months ended June 30, 2024 and 2023, respectively, and $44.3 million and $27.9 million during the six months ended June 30, 2024 and 2023, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors was $112.05 and $72.95 during the three months ended June 30, 2024 and 2023, respectively, and $109.18 and $61.06 during the six months ended June 30, 2024 and 2023, respectively.
There was $63.6 million of unrecognized stock-based compensation expense related to employees’, non-employees’, and directors’ options that is expected to be recognized over a weighted-average period of 2.5 years as of June 30, 2024.

Restricted Stock Awards
The following table summarizes the Company’s RSA activity:

	Six Months Ended June 30,
	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSAs, beginning of period	44,400	$78.89	66,600	$78.89
Granted	—		—
Vested	(14,523)	$78.89	(12,649)	$78.89
Surrendered for taxes	(7,677)	$78.89	(9,551)	$78.89
Non-vested RSAs, end of period	22,200	$78.89	44,400	$78.89
There was $1.2 million of unrecognized stock-based compensation expense related to employees’ RSAs that is expected to be recognized over a weighted-average period of 8 months as of June 30, 2024.
Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Six Months Ended June 30,
	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs, beginning of period	160,900	$81.91	—
Granted	224,890	$159.59	186,900	$81.91
Vested	(40,075)	$81.91	—
Forfeited	(29,314)	$103.31	(14,200)	$81.91
Non-vested RSUs, end of period	316,401	$135.14	172,700	$81.91
There was $39.0 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.5 years as of June 30, 2024.
Performance-Based Restricted Stock Units
The following table summarizes the Company’s PSU activity:

	Six Months Ended June 30,
	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs, beginning of period	50,000	$81.91	—
Granted	112,500	$159.47	60,000	$81.91
Vested	(25,000)	$81.91	—
Non-vested PSUs, end of period	137,500	$145.37	60,000	$81.91
PSUs vest ratably over two years based upon continued service through the vesting date and the achievement of specific regulatory and commercial performance criteria as determined by the Compensation Committee of the Company’s Board of Directors. The performance criteria are to be completed by the end of the year in which the PSU awards were granted. As of the June 30, 2024, the Company estimated that 100% of the newly granted PSUs will be eligible to vest.
There was $16.3 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 1.6 years as of June 30, 2024.

Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to its stock options, RSAs, RSUs and PSUs in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2,772	$2,863	$4,640	$5,359
Selling, general and administrative	10,384	8,469	17,815	16,409
Total stock-based compensation	$13,156	$11,332	$22,455	$21,768
After the FDA approval of VYJUVEK on May 19, 2023, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK. The Company capitalized stock-based compensation of $625 thousand and $113 thousand for the three months ended June 30, 2024 and 2023, respectively and $1.3 million and $112 thousand for the six months ended June 30, 2024 and 2023, respectively, into inventory.
Historically, the Company also capitalized the portion of stock-based compensation related to work performed on the construction of our manufacturing facilities. The Company capitalized stock-based compensation of zero for each the three months ended June 30, 2024 and 2023, respectively, and zero and $162 thousand for the six months ended June 30, 2024 and 2023, respectively, into property and equipment, net.
11.    Income Taxes
The Company recorded an income tax provision of $477 thousand for the three and six months ended June 30, 2024. The tax provision for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company did not record an income tax provision for the three and six months ended June 30, 2023 as it generated sufficient tax losses, after consideration of discrete items, during each of the periods. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.
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
•changes in our estimates regarding the potential market opportunity for VYJUVEK and our product candidates;
•increases in costs associated with our research and development programs for our product candidates;
•increases in our selling, general and administrative expenses;
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
We launched VYJUVEK in the United States in the second quarter of 2023. Net VYJUVEK product revenue was $70.3 million for the three months ended June 30, 2024, and $166.2 million in cumulative net product revenue since launch in August 2023.
Gross margin for the three months ended June 30, 2024 was 91%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.
We have made steady progress securing access and reimbursement for VYJUVEK since launch and as of July 2024, positive access determinations have been achieved for 97% of lives covered under commercial and Medicaid plans.
As of July 2024, we have secured over 400 reimbursement approvals for VYJUVEK in the U.S.
We seek to make the experience of starting and continuing on VYJUVEK treatment seamless for the patient. Since launch, infrastructure has been in place for patients to be treated in their homes by an HCP, reducing the need for regular visits to a clinic or hospital. Krystal ConnectTM, our U.S. in-house patient services call center, has been active since FDA approval and assists patients, care givers and HCPs interested in accessing VYJUVEK. We also continue to offer no-cost genetic testing through our DecodeDEB program. Since launch and through the second quarter of 2024, patient compliance with once weekly treatment while on VYJUVEK remains high at 90%.

Preparations and infrastructure buildout are underway in Europe and Japan to support our planned direct commercial launch in these regions. In June 2024, the President and General Manager of Krystal Biotech Japan G.K. joined the Company in preparation for a Japanese launch.
In October 2023, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for B-VEC for the treatment of DEB. In November 2023, we were notified that the MAA had been validated and was now under Committee for Medicinal Products for Human Use review. In February 2024, the EMA completed inspection of our manufacturing facility as part of the MAA review process and, in May 2024, good manufacturing practices certification was granted by the EMA. We expect an EMA decision on our MAA in the second half of 2024.
In July 2023, the Pharmaceuticals and Medical Devices Agency (“PMDA”) in Japan officially accepted the open label extension (“OLE”) study of B-VEC. The efficacy portion of the Japan OLE study was completed in April 2024 and results closely mirrored those of our Phase 3 study in the U.S. A total of 5 patients were enrolled, with one patient discontinuing after 8 weeks due to scheduling challenges. B-VEC was well tolerated in the Japanese study population, with a safety profile consistent with previous studies, and all four patients that completed the study achieved the primary endpoint of complete wound closure at 6 months. We anticipate filing our Japan New Drug Application with Japan’s PMDA in the second half of 2024, enabling a potential authorization by PMDA in 2025.
Pipeline Highlights and Recent Developments
Respiratory
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of cystic fibrosis (“CF”), a serious rare lung disease caused by missing or mutated CFTR protein. In July 2023, we announced that we had dosed the first patient in CORAL-1, a Phase 1 multi-center, dose-escalation study evaluating KB407, delivered via a nebulizer, in patients with CF, regardless of their underlying genotype. In May 2024, we cleared the safety evaluation window for the second cohort of CORAL-1, and we expect to initiate the third and final cohort in the second half of 2024. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837.
We presented preclinical data at the American Thoracic Society 2024 International Conference held in May 2024 demonstrating KB407 transduction of fully differentiated, patient airway epithelial cell-derived apical out airway organoids leading to production of full-length and fully glycosylated CFTR.
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency (“AATD”), a serious rare lung disease. In February 2024, we dosed the first patient in SERPENTINE-1, a Phase 1, open-label, single dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a Pi*ZZ or a Pi*ZNull genotype. In May 2024, we cleared the safety evaluation window for the first cohort of SERPENTINE-1 and enrollment in the second cohort is ongoing. We are working closely with the Alpha-1 Foundation and their Therapeutic Development Network on the SERPENTINE-1 study and intend to announce interim data from the study in the fourth quarter of 2024. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier: NCT06049082. An overview of KB408 IND-enabling studies conducted to support the initiation of SERPENTINE-1 was presented at the American Thoracic Society 2024 International Conference held in May 2024.
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
Based on this early clinical evidence of safety and potential benefit under compassionate use, we started discussions with the FDA in the first quarter of 2024 on a potential clinical development path for ophthalmic B-VEC, and in February 2024, we aligned with the FDA on our proposed single arm, open label study in approximately 10 to 15 patients to enable approval of B-VEC eyedrops to treat ocular complications which are thought to affect over 25% of DEB patients. We plan to initiate the registrational study in the fourth quarter of 2024.
In August 2024, we initiated a natural history study to prospectively collect data on the frequency and severity of corneal abrasions in patients with DEB and serve as a run-in period for patients who may be eligible to participate in the registrational study.

We are actively evaluating multiple, preclinical-stage genetic medicine candidates for the treatment of front and back of the eye diseases and presented preclinical data highlighting the potential of Krystal’s HSV-1-based gene delivery platform for back of the eye gene delivery at the ARVO 2024 Annual Meeting that was held in May 2024.
Oncology
KB707 is a redosable, immunotherapy designed to deliver genes encoding both human interleukin-2 (“IL-2”) and interleukin-12 (“IL-12”) to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery. Both formulations of KB707 have been granted Fast Track Designation by the FDA and in May 2024, intratumoral KB707 was also granted Rare Pediatric Disease Designation by the FDA for the treatment of osteosarcoma.
In October 2023, we dosed the first patient in OPAL-1, an open-label, multi-center, monotherapy, dose escalation and expansion Phase 1 study, evaluating intratumoral KB707 in patients with locally advanced or metastatic solid tumors, who relapsed or are refractory to standard of care, with at least one measurable and injectable tumor accessible by transcutaneous route of administration. In May 2024, we cleared the safety evaluation window for our third and final dose escalation cohort of the OPAL-1 study. Enrollment in the dose expansion cohort is ongoing. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05970497. Based on the current pace of enrollment, we expect to report interim data in the fourth quarter of 2024.
In April 2024, we dosed the first patient in KYANITE-1, an open-label, monotherapy, dose escalation and expansion Phase 1 study, evaluating inhaled KB707 in patients with locally advanced or metastatic solid tumors of the lung. The safety evaluation window for the first dose escalation cohort of the KYANITE-1 study was cleared in June 2024 and enrollment of the second cohort is ongoing. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.
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
Dermatology
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene encoding the human enzyme transglutaminase-1 (“TGM1”) for the treatment of lamellar icthyosis, a serious rare skin disorder most often caused by missing or mutated TGM1 protein. KB104 is a topical gel formulation of our novel vector designed to deliver two copies of the SPINK5 transgene for the treatment of Netherton Syndrome, a debilitating autosomal recessive skin disorder caused by missing or mutated SPINK5 protein. We expect to resume enrollment in the Phase 2 portion of JADE-1, a randomized, placebo-controlled Phase 1/2 study evaluating KB105 for the treatment of lamellar icthyosis in the first half of 2025, and plan to file an investigational new drug (“IND”) application and initiate a clinical trial of KB104 to treat patients with Netherton Syndrome following initiation of the KB105 Phase 2 study. Details of the JADE-1 Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732.
Aesthetics
In addition to focusing on genetic medicines to treat patients with diseases with high unmet medical needs, we are leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. (“Jeune”). KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. In April 2023, Jeune initiated and treated the first subject in the Phase 1 PEARL-1 Cohort 3 clinical study. The PEARL-1 Cohort 3 study is an open label study to evaluate different doses of KB301 for the improvement of lateral canthal lines at rest in up to 20 subjects. In January 2024, Jeune initiated the PEARL-1 Cohort 4 clinical study, an open label study to evaluate KB301 for the improvement of dynamic wrinkles of the décolleté in up to 20 subjects. Cohorts 3 and 4 were fully enrolled in April 2024 and Jeune plans to announce results for both cohorts in the third quarter of 2024. Following completion of both cohorts, Jeune plans to initiate a Phase 2 study of KB301. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Financial Overview
Product Revenue, Net
After FDA approval of VYJUVEK in May 2023, we began commercial marketing and sales throughout the United States and began recognizing revenue during the third quarter of 2023. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such sales.

We have contracted to sell VYJUVEK to a limited number of specialty pharmacy providers (“SPs”) that mix the medication and administer it to patients in the patient’s home by a healthcare professional and through a specialty distributor (“SD”) to hospitals and outpatient clinics where patients are administered the medication at a healthcare professional’s office. The transaction price that we recognize as revenue for VYJUVEK sales includes an estimate of variable consideration, which includes discounts, returns, copay assistance and rebates that are offered within contracts. Refer to Note 3 of the notes to condensed consolidated financial statements included in this Form 10-Q and Note 2 of our consolidated financial statements in our 2023 10-K for additional information.
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and as we expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue our Phase 1 trials for KB407, KB408, intratumoral KB707, and inhaled KB707, resume dosing with KB105 in our Phase 1/2 clinical trial, complete the Phase 1, Cohorts 3 and 4 study and initiate a Phase 2 trial for KB301, begin our open label study evaluating ophthalmic B-VEC, and incur preclinical expenses for our other product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and, as a result, the actual costs to complete clinical trials may exceed the expected costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist principally of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, legal, commercial, business development, information technology and other general and administrative functions. Selling, general and administrative expenses also include professional fees associated with corporate and intellectual property-related legal expenses, consulting and accounting services, insurance, facility-related costs and expenses associated with obtaining and maintaining patents. Other selling, general and administrative costs include travel expenses, patient access program costs, management service fees, marketing expenses, and selling expenses which include transportation, shipping and handling fees.
We anticipate that our selling, general and administrative expenses will increase in the future relating to our commercialization efforts and to support the development of our product candidates. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate that we will continue to increase our salary and personnel costs and other expenses to support B-VEC commercialization globally.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the six months ended June 30, 2024 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our 2023 10-K.
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
Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
(in thousands)	(unaudited)
Product revenue, net	$70,284	$—	$70,284
Expenses
Cost of goods sold	6,009	—	6,009
Research and development	15,583	12,144	3,439
Selling, general and administrative	27,626	25,904	1,722
Litigation settlement	12,500	—	12,500
Total operating expenses	61,718	38,048	23,670
Income (loss) from operations	8,566	(38,048)	46,614
Other income
Interest and other income, net	7,479	4,838	2,641
Income (loss) before income taxes	16,045	(33,210)	49,255
Income tax expense	(477)	—	(477)
Net income (loss)	$15,568	$(33,210)	$48,778
Product Revenue, Net
Product revenue, net was $70.3 million for the three months ended June 30, 2024, as compared to zero for the three months ended June 30, 2023 due to sales of VYJUVEK after FDA approval was obtained on May 19, 2023. As VYJUVEK initial product sales revenue did not begin until the third quarter of 2023, there was no comparative period revenue.
Cost of Goods Sold
Cost of goods sold was $6.0 million for the three months ended June 30, 2024, as compared to zero for the three months ended June 30, 2023 due to sales of VYJUVEK after FDA approval was obtained on May 19, 2023. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense.
Research and Development Expenses
Research and development expenses increased $3.4 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by the following:
•an increase in manufacturing expenses of $2.0 million related to our product candidates, including on-going manufacturing efficiency and process optimization costs for which such processes have not yet been approved by the FDA,

•an increase of $820 thousand in clinical development costs,
•an increase in depreciation of $621 thousand due to the Company's second CGMP facility being placed into service in 2023 partially offset by the capitalization of depreciation associated with commercial batches of VYJUVEK after FDA approval in May 2023 and
•an increase in other research and development expenses of $678 thousand primarily relating to licensing and regulatory costs.
The increases were partially offset by:
•a decrease of $407 thousand due to the capitalization of allocated overhead costs for commercial batches of VYJUVEK after FDA approval in May 2023 and
•a net decrease in direct manufacturing expenses of $269 thousand primarily due to the capitalization of costs to manufacture VYJUVEK into inventory following FDA approval.
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
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	Change
(in thousands)	(unaudited)
B-VEC	$3,594	$2,130	$1,464
KB407	713	442	271
KB408	249	309	(60)
KB301	223	77	146
KB707	1,770	943	827
Ophthalmology programs	612	—	612
Other dermatology programs	21	16	5
Other aesthetics programs	823	1	822
Other research programs	393	131	262
Other development programs	193	194	(1)
Stock-based compensation	2,772	2,863	(91)
Other unallocated manufacturing expenses(1)	2,288	3,536	(1,248)
Other unallocated expenses(2)	1,932	1,502	430
Research and development expense	$15,583	$12,144	$3,439

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
The primary changes in our research and development expenses by product candidate or program in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 are as follows:
•a net increase in B-VEC costs of $1.5 million largely due to the following:

◦on-going manufacturing efficiency and process optimization costs for which such processes have not yet been approved by the FDA,
◦an increase in overseas preclinical and clinical trial costs and
◦overseas licensing and regulatory costs;
◦partially offset by costs being to research and development expense prior to receiving FDA approval in May 2023 that are now included as part of the cost of inventory,
•an increase in KB707 costs of $827 thousand following the expansion of our research and development pipeline to oncology consisting of an increase in payroll related costs to support our research and an increase in contract research expenses in preparation for the Phase 1 clinical trial of inhaled KB707 that has now commenced,
•an increase in other aesthetics programs of $822 thousand,
•an increase in ophthalmology programs of $612 thousand, inclusive of $214 thousand for ophthalmic B-VEC and
•an increase in other unallocated expenses of $430 thousand, which largely relates to depreciation due to the Company's second CGMP facility being placed into service in 2023 partially offset by the capitalization of depreciation associated with commercial batches of VYJUVEK after its approval in May 2023.
The increases were partially offset by:
•a decrease in other unallocated manufacturing expenses of $1.2 million primarily due to costs related to the manufacturing of VYJUVEK being recorded as inventory and cost of goods sold following FDA approval.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.7 million in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by the following:
•an increase in stock-based compensation of $1.9 million,
•an increase related to professional services incurred to support our commercial growth of $938 thousand and
•an increase in selling expenses related to the launch of VYJUVEK of $909 thousand, which includes $184 thousand related to our patient access program.
The increases were partially offset by:
•a decrease in marketing costs of $1.5 million due to the timing of marketing activities ahead of the VYJUVEK launch and
•a decrease in information technology infrastructure costs of $355 thousand.
Litigation Settlement
Litigation settlement for the three months ended June 30, 2024 and 2023 was $12.5 million and zero, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See “Legal Proceedings” in Note 7 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Interest and Other Income, Net
Interest and other income, net for the three months ended June 30, 2024 and 2023 was $7.5 million and $4.8 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period and an increase in our balance of cash, cash equivalents and investments.
Income Tax Expense
Income tax expense for the three months ended June 30, 2024 and 2023 was $477 thousand and zero, respectively.

Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
(in thousands)	(unaudited)
Product revenue, net	$115,535	$—	$115,535
Expenses
Cost of goods sold	8,428	—	8,428
Research and development	26,539	24,432	2,107
Selling, general and administrative	53,685	49,939	3,746
Litigation settlement	25,000	12,500	12,500
Total operating expenses	113,652	86,871	26,781
Income (loss) from operations	1,883	(86,871)	88,754
Other income
Interest and other income, net	15,095	8,364	6,731
Income (loss) before income taxes	16,978	(78,507)	95,485
Income tax expense	(477)	—	(477)
Net income (loss)	$16,501	$(78,507)	$95,008
Products Revenue, net
Product revenue, net was $115.5 million for the six months ended June 30, 2024 as compared to zero for the six months ended June 30, 2023 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. As VYJUVEK was approved by the FDA in May 2023, there were no comparative period revenue.
Cost of Goods Sold
Cost of goods sold was $8.4 million for the six months ended June 30, 2024 as compared to zero for the six months ended June 30, 2023 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense.
Research and Development Expenses
Research and development expenses increased $2.1 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by the following:
•an increase in manufacturing expenses of $1.8 million related to our product candidates,
•an increase in clinical development costs of $983 thousand,
•an increase in depreciation of $893 thousand due to the Company's second CGMP facility being placed into service in 2023 partially offset by the capitalization of depreciation associated with commercial batches of VYJUVEK after FDA approval in May 2023 and
•an increase in other research and development expenses of $1.0 million primarily relating to licensing and regulatory costs.
The increases were partially offset by:
•a decrease of $1.3 million due to the capitalization of allocated overhead costs for commercial batches of VYJUVEK after FDA approval in May 2023 partially offset by increased payroll related expenses, including stock-based compensation, primarily driven by an increase in headcount to support overall growth and
•a net decrease in direct manufacturing expenses of $1.2 million due to the capitalization of costs to manufacture VYJUVEK into inventory following FDA approval.

The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
(in thousands)	(unaudited)
B-VEC	$5,815	$4,520	$1,295
KB407	1,451	819	632
KB408	495	419	76
KB301	383	329	54
KB707	3,156	1,408	1,748
Ophthalmology programs	712	—	712
Other dermatology programs	35	257	(222)
Other aesthetics programs	958	14	944
Other research programs	643	258	385
Other development programs	425	529	(104)
Stock-based compensation	4,640	5,359	(719)
Other unallocated manufacturing expenses(1)	4,419	7,456	(3,037)
Other unallocated expenses(2)	3,407	3,064	343
Research and development expense	$26,539	$24,432	$2,107

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
The primary changes in our research and development expenses by product candidate or program in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 are as follows:
•an increase in KB707 costs of $1.7 million following the expansion of our research and development pipeline to oncology consisting of increase in payroll related costs to support our research and an increase in contract research expenses in preparation for the Phase 1 clinical trial of inhaled KB707that has now commenced,
•a net increase in B-VEC costs of $1.3 million largely due to:
◦on-going manufacturing efficiency and process optimization costs for which such processes have not yet been approved by the FDA,
◦an increase in overseas preclinical and clinical trial costs and
◦overseas licensing and regulatory costs partially offset by costs being expensed to research and development expense prior to receiving FDA approval in May 2023 that are now included as part of the cost of inventory,
•an increase in other aesthetics programs of $944 thousand,
•an increase in ophthalmology programs of $712 thousand, inclusive of $214 thousand for ophthalmic B-VEC,
•an increase in KB407 costs of $632 thousand and
•an increase in other unallocated expenses of $343 thousand, which largely relates to depreciation due to the Company's second CGMP facility being placed into service in 2023 partially offset by the capitalization of depreciation associated with commercial batches of VYJUVEK after its approval in May 2023.
The increases were partially offset by:
•a decrease in other unallocated manufacturing expenses of $3.0 million primarily due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and cost of goods sold and
•a decrease in stock-based compensation of $719 thousand due to the allocation of labor costs related to work performed to manufacture VYJUVEK to inventory following FDA approval.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.7 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily driven by the following:
•an increase in selling expenses related to the launch of VYJUVEK of $3.0 million, which includes $1.7 million related to our patient access program,
•an increase related to professional services incurred to support our commercial growth of $1.7 million,
•an increase in stock-based compensation of $1.4 million and
•an increase in payroll related expenses of $1.0 million, which was primarily driven by an increase in headcount to support overall growth.
The increases were partially offset by:
•a decrease in marketing costs of $2.5 million due to the timing of marketing activities ahead of the VYJUVEK launch and
•a decrease in information technology infrastructure costs of $436 thousand.
Litigation Settlement
Litigation settlement for the six months ended June 30, 2024 and 2023 was $25.0 million and $12.5 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See “Legal Proceedings” in Note 7 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Interest and Other Income, Net
Interest and other income, net for the six months ended June 30, 2024 and 2023 was $15.1 million and $8.4 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period and an increase in our balance of cash, cash equivalents and investments.
Income Tax Expense
Income tax expense for the six months ended June 30, 2024 and 2023 was $477 thousand and zero, respectively.
Liquidity and Capital Resources
Overview
As of June 30, 2024, our cash, cash equivalents and short-term investments balance was approximately $559.6 million. As of June 30, 2024, we had an accumulated deficit of $253.3 million. We believe that our cash, cash equivalents and short-term investments as of June 30, 2024 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
Our ability to continue to achieve operating profitability is dependent upon the continued successful commercialization of VYJUVEK and the successful development, approval, manufacturing, and commercialization of product candidates. Furthermore, we expect to incur increasing costs associated with satisfying regulatory and quality standards, maintaining and initiating product clinical trials, and furthering our efforts to discover, develop, manufacture, and commercialize current and future product candidates. We intend to fund future operations through on hand cash and cash equivalents, revenue generated from the sale of VYJUVEK, the sale of equity, debt financings, and we may also seek additional capital through arrangements with strategic partners or other sources.
Costs related to clinical trials can be unpredictable and, therefore, there can be no guarantee that we will have sufficient capital to fund the continued or planned pre-clinical and clinical studies for our product candidates, or our operations. Further, we expect future revenue to fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any product sales. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we will be required to pay three $12.5 million contingent milestone payments upon reporting $100.0 million in cumulative sales, $200.0 million in cumulative sales and $300.0 million in cumulative sales. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch our product candidates. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, manufacturing and commercialization of genetic medicines, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the costs needed to commercialize and market our lead product, VYJUVEK;
•the progress, timing and costs of clinical trials of our current product candidates;
•the progress, timing and costs of manufacturing VYJUVEK and revenue received from commercial sale of VYJUVEK;
•the continued development and the filing of IND applications for current and future product candidates;
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
(in thousands)	(unaudited)
Net cash provided by (used in) operating activities	$11,720	$(60,346)
Net cash (used in) investing activities	(45,333)	(12,394)
Net cash provided by financing activities	21,221	186,743
Effect of exchange rate changes on cash and cash equivalents	(150)	(28)
Net (decrease) increase in cash	$(12,542)	$113,975
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $11.7 million and consisted primarily of net income of $16.5 million adjusted for $22.2 million of non-cash items and a $27.0 million decrease in working capital. Non-cash adjustments included depreciation of $3.3 million, amortization of operating lease right-of-use assets of $368 thousand, stock-based compensation expense of $22.5 million and other adjustments of $89 thousand, offset by realized gain on investments of $2.9 million and accretion on marketable securities of $1.1 million.
Net cash used in operating activities for the six months ended June 30, 2023 was $60.3 million and consisted primarily of net loss of $78.5 million adjusted for $21.2 million of non-cash items and a $3.0 million decrease in working capital. Non-cash adjustments included depreciation of $2.3 million, amortization of operating lease right-of-use assets of $441 thousand, stock-based compensation expense of $21.8 million and other adjustments of $50 thousand, offset by realized gain on investments of $2.4 million and accretion on marketable securities of $1.0 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $45.3 million and consisted of $201.7 million in purchases of short-term and long-term investments and $2.4 million in purchases of property and equipment, partially offset by $158.8 million received from the maturities and early calls of short- and long-term investments.
Net cash used in investing activities for the six months ended June 30, 2023 was $12.4 million and consisted of $320.0 million in purchases of short-term and long-term investments and $8.2 million in purchases of property and equipment, partially offset by $315.7 million received from the maturities of short-term investments.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $21.2 million and consisted of proceeds of $26.6 million from exercises of stock options, partially offset by $4.2 million used for employee tax withholding payments related to vested restricted stock units and $1.2 million used for employee tax withholding payments for settlement of vested restricted stock awards.
Net cash provided by financing activities for the six months ended June 30, 2023 was $186.7 million and consisted of proceeds of $159.8 million from issuances of common stock, proceeds of $27.7 million from exercises of stock options, partially offset by $749 thousand used for employee tax withholding payments for settlement of vested restricted stock awards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $559.6 million as of June 30, 2024, which consisted primarily of money market funds, commercial paper, corporate bonds and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Accounting Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We are substantially dependent on the commercial success of VYJUVEK
To date, we have invested substantial efforts and financial resources in the research and development of VYJUVEK and our product candidates. Our near-term prospects, including our ability to develop our product candidates and generate revenue, and our future growth is substantially dependent on the commercial success of VYJUVEK.
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
Although a substantial amount of our efforts focus on the commercialization of VYJUVEK and the development and potential approval of our current product candidates, a key component of our strategy is to identify, develop and potentially commercialize a portfolio of genetic medicines. Research programs to identify new product candidates require substantial technical, financial, and human resources and may not be successful in identifying potential product candidates. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a Biologics License Application, or BLA, for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. In addition, a competitor may choose to challenge our patent rights relating to the reference product by initiating litigation during the 12-year period of exclusivity. After the FDA approves the BLA for the competing product, the competitor may also bring a declaratory judgment action of non-infringement, invalidity, and/or unenforceability of our patent rights. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
We are aware of several companies and institutions that have developed, or are currently developing, alternative autologous or palliative gene therapy or other approaches for our targeted indications, including DEB, cystic fibrosis, solid tumors and aesthetic skin conditions. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical, and other resources, such as larger research and development, clinical, marketing, and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunities could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than VYJUVEK or any product candidate that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render VYJUVEK or any of our product candidates uneconomical or obsolete, and we may not be successful in marketing VYJUVEK or any of our product candidates that obtain regulatory approval against competitors.
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
Gene therapy remains a novel technology. Ethical, social, and legal concerns about gene therapy could result in additional regulations restricting or prohibiting VYJUVEK or our product candidates. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success depends upon physicians who specialize in the treatment of DEB or genetic diseases targeted by our product candidates prescribing VYJUVEK or treatments that involve the use of our product candidates that may be in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of VYJUVEK or our product candidates or demand for VYJUVEK or any product candidates we may develop. For example, earlier gene therapy trials led to several well- publicized adverse events, including cases of leukemia and death seen in trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, and advisors. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union, or EU, and other jurisdictions, provide accurate information to the FDA, the European Medicines Agency (“EMA”) and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities. Sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines, criminal penalties, or other sanctions.
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation, and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biologic materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Moreover, certain environmental laws may impose liability without regard to fault or legality of the action at the time of its occurrence. We also could incur significant costs associated with civil or criminal fines and penalties. We do not carry specific biological or hazardous waste insurance coverage. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount that could have a material adverse effect on our business, financial condition, results of operations, and prospects, and our clinical trials or regulatory approvals could be suspended.
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
Natural disasters could severely disrupt our operations or the operations of third-party suppliers or service providers and have a material adverse effect on our business, financial condition, results of operations and prospects. The severity and frequency of weather-related natural disasters have been amplified, and are expected to continue to be amplified by, global climate change. Such natural disasters may cause damage to and/or disrupt our operations, which may result in a material adverse effect on our VYJUVEK sales, our other product candidates, business, and results of operations. Moreover, climate change may also result in various chronic physical changes, such as changes in temperature or precipitation patterns or sea-level rise, that could have an adverse impact on our operations. Our suppliers, vendors and business partners also face similar risks, and any disruption to their operations could have an adverse effect on our supply chain and manufacturing operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. A significant portion of our current supply of drug product for VYJUVEK and our product candidates is located at our manufacturing facilities in Pittsburgh, Pennsylvania. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or VYJUVEK and our product candidates, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. Furthermore, certain investors and others have been engaged in “anti-ESG” campaigns, and, to the extent we take actions that are seen as positive to some investors other investors may take issue with such actions. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC recently adopted new rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules pending the completion of judicial review. Therefore, it is unknown whether the new rules will go into effect and if they do, whether there will be significant changes. If the new rules go into effect and are not substantially different than the rules adopted by the SEC, we will may be required to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, when the U.S. government has shut down in the past, certain regulatory agencies, such as the FDA and the United States Securities and Exchange Commission have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital. In addition, government funding of government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

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
Additionally, if a product candidate receives marketing approval, the FDA could require us to adopt a post-approval safety monitoring program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by VYJUVEK or our product candidates, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of VYJUVEK or our product candidates that may be approved;
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate for its intended indications. Obtaining marketing approval is an extensive, lengthy, expensive, and inherently uncertain process, and regulatory authorities may delay, limit, or deny approval of our product candidates for many reasons. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical trials include:
•delays in reaching a consensus with regulatory authorities on trial design;
•delays in opening sites and recruiting a sufficient number and diversity of suitable study subjects to participate in our clinical trials;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or concerns with a class of product candidates, or after an inspection of our clinical trial operations or trial sites;
•delays in having study subjects complete participation in a trial or return for post-treatment follow-up;
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
The results of nonclinical and preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the study subject populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials.
If we make manufacturing processes or formulation changes to our product or product candidates, we may need to conduct additional studies to bridge our modified product or product candidate to earlier versions and obtain regulatory approvals. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our approved products or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize our approved products and may harm our business, financial condition, results of operations and prospects. Any delays, setbacks or failures in our clinical trials could materially and adversely affect our business, financial condition, results of operations and prospects.
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
Further, we, the FDA or an IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s Current Good Clinical Practice, or CGCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND, applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenue from our product candidates may be eliminated or delayed.
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
We rely on third parties over the course of our clinical trials, and, as a result, may have limited control over the clinical principal investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with CGCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these CGCP requirements through periodic inspections of clinical trial sponsors, clinical investigators, and clinical trial sites. If we or any of these third parties fail to comply with applicable CGCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these clinical trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with CGCP requirements. In addition, our later-stage clinical trials must be conducted with product produced under CGMP requirements and may require a large number of study subjects.
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
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data becomes available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as study subject enrollment continues and more data becomes available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line” or interim data and final data could significantly harm our business, financial condition, results of operations and prospects.
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
VYJUVEK and our product candidates that receive marketing approvals remain subject to regulatory oversight even after regulatory approval. We will continue to incur costs related to regulatory compliance and are subject to risks related to non-compliance with or changes to applicable laws and regulations, which could cause VYJUVEK or any of our product candidates that obtain regulatory approval to lose that approval.
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our approved product, VYJUVEK, and product candidates and adversely affect our business, financial condition, results of operations and prospects.
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
While we have obtained orphan drug exclusivity for VYJUVEK in the U.S., and orphan drug designation for certain of our product candidates in the U.S. and other jurisdictions, it may not effectively protect us from competition, and we may be unable to obtain orphan drug designation for other product candidates. If our competitors are able to obtain orphan drug exclusivity before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
Even though we have obtained orphan drug exclusivity for VYJUVEK in the United States; orphan drug designation for B-VEC in the European Union and Japan; orphan drug designation for KB105 and KB407 in the United States and the European Union; and orphan drug designation for KB408 in the United States, we cannot assure you that we will be able to obtain or maintain orphan drug exclusivity and if we are able to maintain the orphan drug exclusivity, the exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, we cannot assure you that any of our other product candidates will be approved for any orphan-designated use in any jurisdiction, in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of any of our drug candidates for several years. If we are unable to maintain or obtain orphan drug exclusivity, our ability to generate sufficient revenue may be negatively affected. If a competitor is able to obtain orphan drug exclusivity that would block our product candidates’ regulatory approval, our ability to generate revenue could be significantly reduced, which would harm our business prospects, financial condition and results of operations. We do not know if, when, or how the FDA or other regulators may change the applicable orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes may be made to orphan drug regulations and policies, our business could be adversely impacted.
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
We have obtained and may seek Fast Track Designation for some of our product candidates. For instance, VYJUVEK, KB105, and KB707 (intratumoral and inhaled) were granted Fast Track Designation by the FDA. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. For products that receive Fast Track Designation, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of the marketing application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA's time period goal for reviewing an application does not begin until the last section of the application is submitted. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from clinical programs. Many biologics that have received Fast Track Designation have failed to obtain marketing approval. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.
We were granted Regenerative Medicine Advanced Therapy (“RMAT”) designation for B-VEC from the FDA, and we may seek RMAT designation for some of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor that receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the United States within one year following the date of approval. We received rare pediatric disease designation for VYJUVEK and were awarded a priority review voucher following FDA approval of VYJUVEK in May 2023. The priority review voucher was sold in August 2023. We have also obtained a rare pediatric disease designation for KB105, KB104, and for KB407. In addition, in May 2024, intratumoral KB707 was also granted rare pediatric disease designation by the FDA for the treatment of osteosarcoma. However, there is no guarantee that we will be able to obtain a priority review voucher if these product candidates are approved by the FDA. Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.
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
In addition, the manufacturing process used to produce VYJUVEK and our product candidates is complex and novel and demand for an approved product may require the need for us to change the manufacturing process, which may require regulatory approval before we are able to sell the product manufactured by the changed process. The production of VYJUVEK and our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that VYJUVEK and our product candidates are made strictly and consistently in compliance with the process. Problems with an approved manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. In addition to the potential impacts of problems with an approved manufacturing process, changes to an approved manufacturing process may result in problems with the process design, process reproducibility, stability, or batch consistency, and may require regulatory approval before we are permitted to sell products manufactured with the changed manufacturing process, which could potentially delay commercial availability of an approved product. We may encounter problems achieving adequate quantities and quality of materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
Although we have established our own manufacturing facilities for VYJUVEK and our product candidates, we may also utilize third parties to conduct our product manufacturing or components thereof. We are also dependent on a limited number of third-party suppliers for some of the components and materials used in manufacturing VYJUVEK and our product candidates and in commercially supplying VYJUVEK. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.
We may maintain third-party manufacturing capabilities in order to provide multiple sources of supply of VYJUVEK or a product candidate that is approved for sale. In addition, we may utilize third parties to manufacture components of VYJUVEK or our product candidates. For example, we use a third-party to manufacture the sterile gel that is mixed with our in-house produced vector for VYJUVEK. Our ability to commercially supply VYJUVEK depends, in part, on the ability of third parties to supply and manufacture the raw materials and other important components related to our manufacture of VYJUVEK. For some materials and components related to our manufacture of VYJUVEK and our product candidates, there are, in general, relatively few alternative sources of supply, and our use of a limited number of suppliers for some of the components and materials used in manufacturing VYJUVEK and our product candidates and commercially supplying VYJUVEK exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet demand. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize VYJUVEK or any approved product candidate. Any of our existing suppliers may:
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
Quality management plays an essential role in the manufacturing of VYJUVEK and our product candidates, conducting clinical trials, preventing defects, improving our product candidates, and assuring the safety and efficacy of VYJUVEK and our product candidates. We seek to maintain a robust quality management program which includes the following broad pillars of quality:
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
Our success depends on our ability to maintain and continuously improve our quality management program. Any change to an approved manufacturing process will put strain on our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunctions to halt manufacture and distribution of VYJUVEK or our product candidates, if approved, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations, or withdrawal, suspension or variation of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or VYJUVEK or our product candidates, which may result in difficulty in successfully launching products and the loss of potential future sales, which could have an adverse effect on our business, financial condition, and results of operations.
If VYJUVEK demand increases more than previously estimated or we wish to improve manufacturing efficiencies or to lower cost of production, we may need or choose to scale up the current FDA-approved VYJUVEK commercial manufacturing process, which is subject to risks and uncertainties and will require us to submit a Prior Approval Supplement (“PAS”) to the FDA and obtain the agency’s approval for the manufacturing process changes before they can be implemented.
We may desire or need to make manufacturing process changes to scale-up manufacturing to meet increased demand, to improve efficiencies or costs, or otherwise. Scaling up a manufacturing process carries regulatory, financial, and operational risks, which could potentially impact product availability. For example, as a result of the strong and increasing commercial demand for VYJUVEK, we designed a revised commercial manufacturing process that should more than quadruple the output of each production batch. Before we can commercially sell VYJUVEK manufactured with the revised commercial manufacturing process, the change to the manufacturing process must be validated and we need to preparee and submit to the FDA a PAS, which must be approved by the FDA. In addition to requiring FDA approval of a PAS, there are risks associated with scaling up a manufacturing process, including, among others, cost overruns, potential problems with the process scale-up design, process reproducibility, stability issues, and batch consistency. Furthermore, studies or tests to demonstrate comparability of product manufactured under an existing and under a revised manufacturing process, or any other studies on a revised process, such as validation studies, may uncover findings that result in the FDA delaying or refusing to approve a new process. We cannot guarantee when the FDA will approve the PAS for the scaled-up VYJUVEK manufacturing process. Until an enhanced VYJUVEK manufacturing process is approved by the FDA, we will need to meet any additional demand for VYJUVEK from batches manufactured with our existing FDA-approved commercial manufacturing process, which could potentially delay the commercial availability of VYJUVEK and adversely affect our business, results of operations, and financial condition.

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
We plan on using local distributors to market and sell VYJUVEK outside of the U.S., the U.K., certain EU countries, and Japan. We may be unable to enter into appropriate supply, marketing, and distribution arrangements on favorable terms, if at all. Our use of distributors in these markets to market and sell VYJUVEK involves certain risks, including, but not limited to, risks that these organizations will not comply with applicable laws and regulations, not effectively sell or support VYJUVEK or reduce or discontinue their efforts to sell or support VYJUVEK, not devote the resources necessary to market and sell VYJUVEK in the volumes and within the time frame we expect, not be able to satisfy financial obligations to us or others, not provide us with accurate or timely information regarding their inventories of VYJUVEK or the number of patients who are using VYJUVEK, or not provide us with accurate or timely information regarding serious adverse events and/or product complaints. Any such events may result in regulatory actions that may include suspension or termination of the distribution and sale of our products in a certain country, loss of revenue, and/or reputational damage, which could harm our results of operations and business.
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
We focus our research and product development primarily on genetic medicines for patients with debilitating diseases. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with VYJUVEK or our product candidates, various pricing scenarios, and our understanding of reimbursement policies in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we commercialize VYJUVEK in the United States and learn more about market dynamics and engage with regulators on additional potential marketing approvals, our view of VYJUVEK’s initial potential market opportunity will become more refined. The addressable patient population in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with VYJUVEK or our product candidates, if approved, or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to successfully commercialize VYJUVEK or any future product candidates with attractive market opportunities, our future product revenue may be smaller than anticipated, and our business may suffer.
Further, there are several factors that could contribute to making the actual number of patients who receive VYJUVEK less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. Further, the severity of the progression of a disease up to the time of treatment may diminish the therapeutic benefit conferred by a gene therapy due to irreversible cell damage. Lastly, certain patients’ immune systems might prohibit the successful delivery of certain gene therapy products to the target tissue, thereby limiting the treatment outcomes.
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
Even with the requisite approvals from the FDA in the United States, potential approvals of VYJUVEK from the EMA in the European Union, PMDA in Japan and other regulatory authorities internationally (and potential approvals of any of our product candidates by regulatory authorities), the commercial success of VYJUVEK and our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and VYJUVEK and our product candidates, in particular, as medically necessary, cost-effective, and safe. VYJUVEK and any product candidate that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become consistently profitable. The degree of market acceptance of gene therapy products and VYJUVEK and our product candidates, if approved for commercial sale, will depend on several factors, including:
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

•product labeling or product insert requirements of the FDA, the EMA, the PMDA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
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
We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford our approved genetic medicine products. Accordingly, sales of VYJUVEK and our product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of our product or product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective, and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property protection, manufacture, sale, and distribution expenses, and therefore, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.
There is significant uncertainty related to third-party coverage and reimbursement of newly approved drug products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as our product candidates. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
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
Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as Average Sales Price, Average Manufacturer Price, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover product candidates that we are able to commercialize. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, statements by elected officials, and administrative changes. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products such as ours.
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
We are developing our product candidates principally for illnesses for which there are currently limited to no available therapeutic options. At least one other company has been the target of disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide our product candidates under an expanded access corporate policy, our reputation may be negatively affected, and our business may be harmed. Recent media attention to individual patients’ expanded access requests has resulted in the introduction of legislation at the local and national level referred to as “Right to Try” laws, such as the Right to Try Act, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.
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
Although we generated net income for the year ended December 31, 2023 and for the quarters ended March 31, 2024 and June 30, 2024, we have otherwise previously incurred recurring losses and negative cash flows from operations since inception. Our transition to operating profitability depends on our ability to (i) successfully commercialize VYJUVEK in the

U.S. and obtain the necessary regulatory approvals to commercialize VYJUVEK outside of the U.S. and then successfully commercialize VYJUVEK outside the U.S., and (ii) complete the development of, and obtain the regulatory approvals necessary to successfully commercialize our product candidates with significant market potential. We have devoted substantially all our efforts to date to (i) research and development of our gene therapy platform, product candidates and our manufacturing infrastructure, and, more recently, (ii) commercializing VYJUVEK in the U.S. We expect to continue to incur significant expenses for the foreseeable future and our operating results may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
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
•continue to operate our in-house commercial-scale CGMP manufacturing facilities, ANCORIS and ASTRA, and as we seek to obtain FDA approval for commercial manufacture of VYJUVEK at ASTRA, which approval may not be granted;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses. If we are required by the FDA, the EMA, the PMDA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of our product candidates, our expenses could increase and potential revenue from product candidates in development could be delayed.
We may need to raise additional funding to maintain and expand our commercialization capabilities and to complete the development of, and obtain the regulatory approvals necessary to, commercialize our product candidates. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
To complete the process of obtaining regulatory approval for our product candidates and to continue building the manufacturing, sales, marketing, and distribution infrastructure that we believe is or will be necessary to successfully commercialize VYJUVEK and our product candidates, if approved, we may require substantial additional funding. We expect to continue to incur significant expenses related to sales, medical affairs, marketing, manufacturing, and distribution of VYJUVEK. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant additional expenses related to product sales, medical affairs, marketing, manufacturing and distribution. We may need additional funding to complete the development of our product candidates and to commercialize any such approved products. Our future capital requirements will depend on many factors, including:
•the ability of VYJUVEK to generate sufficient revenue;
•the costs of product sales, medical affairs, marketing, manufacturing, and distribution for VYJUVEK;
•the outcome, timing and costs of seeking regulatory approvals for VYJUVEK outside the U.S.;
•the progress, timing, results, and costs of our current and planned clinical trials of B-VEC (in Japan), ophthalmic B-VEC, KB105, KB301, KB407, KB707, and KB408;
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
Identifying product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for our product candidates in development or future product candidates. Revenue will be derived from VYJUVEK until we have another product candidate receive marketing approval. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our existing stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of additional financing may be impacted by, among other things, general market conditions, the market’s perception of our approved product, VYJUVEK, and product candidates, our growth potential, and the market price per share of our common stock. See “Raising additional capital could cause the price of our common stock to decline and cause dilution to our stockholders, restrict our operations or require us to relinquish rights.”

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
We have U.S. federal and state net operating loss carryforwards, which are available to reduce future taxable income. Federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but are limited to offset 80% of taxable income in any tax year. All of our remaining federal net operating loss carryforwards may be carried forward indefinitely. Our state net operating loss carryforwards expire beginning in 2037. We also have federal research and development tax credits which may be used to offset future tax liabilities and expire beginning in 2039. We also have federal orphan drug tax credits which may be used to offset future tax liabilities, which expire beginning in 2039.
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
Krish S. Krishnan and Suma M. Krishnan, our Chief Executive Officer and Chairman of the Board and our Founder, President, Research & Development and Director, respectively, in the aggregate, beneficially own over 10% of our outstanding common stock. As a result, they will be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.
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
Until such time, if ever, as we can generate substantial and consistent product revenue, we may need to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We may issue additional common stock or restricted securities as part of such financing activities and any such issuances may have a dilutive effect on our then-existing stockholders. Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock.
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
To the extent we raise additional capital by issuing additional shares of our common stock, or securities convertible into or exchangeable or exercisable for common stock, our existing stockholders may experience substantial dilution. Additionally, if we issue additional shares of our common stock or instruments convertible into our common stock, the trading price of our common stock could decline. We cannot predict whether we will raise additional capital by issuing shares of our common stock, or securities convertible into or exchangeable or exercisable for common stock, the size of any future issuances, or the effect, if any, that they may have on the market price for our common stock. We also have stock options, restricted common stock, restricted stock units, and performance-based restricted stock units outstanding, and we expect to issue additional equity awards to directors and employees. The issuance of restricted common stock, common stock upon exercise of outstanding options, common stock upon vesting of restricted stock units, or common stock upon vesting of performance-based restricted stock units would be dilutive and may cause the market price for our common stock to decline. If we issue preferred stock in the future, the holders of that preferred stock could gain rights superior to our existing stockholders, such as liquidation and other preferences, or the market price of our common stock could be adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
On June 14, 2024, Krish Krishnan, our Chief Executive Officer and Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 100,000 shares of our Common Stock until September 13, 2025.
On June 14, 2024, Suma Krishnan, our President, R&D and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 100,000 shares of our Common Stock until September 13, 2025.
Executive Change in Control Severance Plan
On August 2, 2024, upon recommendation of the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”), the Board adopted the Krystal Biotech, Inc. Executive Change in Control Severance Plan (the “Change in Control Plan”), covering eligible executives, including each of the Company’s named executive officers, Krish S. Krishnan, Chairman and Chief Executive Officer, Suma M. Krishnan, Founder and President, R&D, and Kathryn A. Romano, Chief Accounting Officer (each a “Participant”).
Pursuant to the Change in Control Plan, upon a termination of a Participant’s employment (i) by the Company without Cause or (ii) due to a Participant’s resignation for Good Reason (each as defined in the Change in Control Plan) that occurs within the 24-month period following the consummation of a Change in Control (as defined in the Change in Control Plan), Participants are entitled to receive: (A) accrued amounts, including unpaid salary and reimbursement for all incurred but unreimbursed expenses through the date of the Participant’s termination of employment, and (B) subject to the Participant’s execution of a release of claims and compliance with restrictive covenant obligations: (1) a lump sum cash payment equal to the sum of the Participant’s base salary and target annual cash bonus (or, if greater, the average of the annual cash bonus earned for the three fiscal years preceding the year in which termination occurs) multiplied by the multiple applicable for such Participant (2.0 for each of Mr. Krishnan and Ms. Krishnan, and 1.5 for all other named executive officers); (2) a cash payment equal to the Participant’s target annual bonus for the calendar year in which termination occurs, prorated to reflect the number of days the Participant remained employed in such calendar year; (3) payment of any unpaid annual cash bonus earned for the year prior to the year in which termination occurs; (4) Company-paid (or reimbursed) healthcare coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) or other applicable law for up to 24 months following the date of termination of the employment of Mr. Krishnan or Ms. Krishnan (18 months for other named executive officers); and (5) treatment of outstanding equity awards as set forth under the Krystal Biotech, Inc. 2017 IPO Stock Incentive Plan (the “Stock Incentive Plan”). The Change in Control Plan contains a modified cutback provision whereby payments payable to a Participant may be reduced if doing so would put the Participant in a more advantageous after-tax position than if payments were not reduced and the Participant became subject to excise taxes under Section 4999 of the Internal Revenue Code of 1986, as amended.
The foregoing description is only a summary and is qualified in its entirety by reference to the full text of the Change in Control Plan, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.
Amendment to the Krystal Biotech, Inc. 2017 IPO Stock Incentive Plan
On August 2, 2024, upon recommendation of the Compensation Committee, the Board approved an amendment (the “Amendment”) to the Stock Incentive Plan. The Amendment provides that in the event of a Change in Control (as defined in the Stock Incentive Plan) in which outstanding equity awards under the Stock Incentive Plan are assumed or replaced by a successor entity on the same terms and conditions as the original awards (such awards, “Assumed or Replaced Awards”), such Assumed or Replaced Awards shall not vest solely as a result of the Change in Control. The Amendment further provides that outstanding equity awards under the Stock Incentive Plan will immediately vest and be exercisable, and any restrictions then in force will lapse: (i) if a successor entity fails to assume or replace an outstanding equity award under the Stock Incentive Plan on the same terms and conditions as the original awards, or (ii) with respect to Assumed or Replaced Awards, upon a participant’s termination of employment without Cause (as defined in the Stock Incentive Plan) that occurs within the 24-month period following the consummation of a Change in Control.
The foregoing description is only a summary and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.
ITEM 6.    EXHIBITS

Exhibit Number

10.1	Krystal Biotech, Inc. Executive Change in Control Severance Plan

10.2	First Amendment to the Krystal Biotech, Inc. 2017 IPO Stock Incentive Plan

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2024, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: August 5, 2024	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: August 5, 2024	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)