Form 10-Q
period 2024-09-30
Krystal Biotech, Inc.
filed 2024-11-04
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, there were 28,760,548 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$373,966	$358,328
Short-term investments	214,358	173,850
Accounts receivable, net	97,298	42,040
Inventory	18,581	6,985
Prepaid expenses and other current assets	8,961	6,706
Total current assets	713,164	587,909
Property and equipment, net	156,592	161,202
Long-term investments	105,888	61,954
Right-of-use assets	6,471	7,027
Other non-current assets	203	263
Total assets	$982,318	$818,355
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,580	$4,132
Current portion of lease liability	1,292	1,474
Accrued rebates	29,545	5,977
Accrued expenses and other current liabilities	53,110	21,511
Total current liabilities	89,527	33,094
Lease liability	6,184	6,620
Other long-term liabilities	761	—
Total liabilities	96,472	39,714
Commitments and contingencies (see note 7)
Stockholders’ equity
Common stock; $0.00001 par value; 80,000 shares authorized as of September 30, 2024 and December 31, 2023; 28,757 and 28,237 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	1,110,481	1,047,830
Accumulated other comprehensive gain	1,512	638
Accumulated deficit	(226,147)	(269,827)
Total stockholders’ equity	885,846	778,641
Total liabilities and stockholders’ equity	$982,318	$818,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Product revenue, net	$83,841	$8,556	$199,376	$8,556
Expenses
Cost of goods sold	6,684	223	15,112	223
Research and development	13,511	10,629	40,050	35,061
Selling, general and administrative	28,713	23,697	82,398	73,637
Litigation settlement	12,500	—	37,500	12,500
Total operating expenses	61,408	34,549	175,060	121,421
Income (loss) from operations	22,433	(25,993)	24,316	(112,865)
Other income
Gain from sale of priority review voucher	—	100,000	—	100,000
Interest and other income, net	7,336	6,740	22,430	15,105
Income before income taxes	29,769	80,747	46,746	2,240
Income tax expense	(2,589)	—	(3,066)	—
Net income	27,180	80,747	43,680	2,240
Unrealized gain (loss) on available-for-sale securities and other	2,146	(146)	874	346
Comprehensive income	$29,326	$80,601	$44,554	$2,586

Net income per common share:
Basic	$0.95	$2.88	$1.53	$0.08
Diluted	$0.91	$2.79	$1.47	$0.08

Weighted-average common shares outstanding:
Basic	28,716	28,042	28,537	26,812
Diluted	29,902	28,892	29,669	27,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2024	28,237	$—	$1,047,830	$638	$(269,827)	$778,641
Issuance of common stock upon exercise of stock options	260	—	15,969	—	—	15,969
Vesting of restricted stock units, net of shares withheld for taxes	39	—	(4,181)	—	—	(4,181)
Shares of restricted stock awards surrendered for taxes	(8)	—	(1,205)	—	—	(1,205)
Stock-based compensation	—	—	10,023	—	—	10,023
Unrealized (loss) on investments and other(1)	—	—	—	(937)	—	(937)
Net income	—	—	—	—	932	932
Balances as of March 31, 2024	28,528	$—	$1,068,436	$(299)	$(268,895)	$799,242
Issuance of common stock upon exercise of stock options	181	—	10,637	—	—	10,637
Stock-based compensation	—	—	13,781	—	—	13,781
Unrealized (loss) on investments and other(1)	—	—	—	(335)	—	(335)
Net income	—	—	—	—	15,568	15,568
Balances as of June 30, 2024	28,709	$—	$1,092,854	$(634)	$(253,327)	$838,893
Issuance of common stock upon exercise of stock options	48	—	3,365	—	—	3,365
Stock-based compensation	—	—	14,262	—	—	14,262
Unrealized gain on investments and other(1)	—	—	—	2,146	—	2,146
Net income	—	—	—	—	27,180	27,180
Balances as of September 30, 2024	28,757	$—	$1,110,481	$1,512	$(226,147)	$885,846

(1)Includes foreign currency translation losses of $62 thousand, $83 thousand and gain of $306 thousand for the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2023	25,764	$—	$803,718	$(728)	$(280,759)	$522,231
Issuance of common stock upon exercise of stock options	42	—	2,208	—	—	2,208
Shares of restricted stock awards surrendered for taxes	(10)	—	(749)	—	—	(749)
Stock-based compensation	—	—	10,599	—	—	10,599
Unrealized gain on investments and other(1)	—	—	—	574	—	574
Net loss	—	—	—	—	(45,297)	(45,297)
Balances as of March 31, 2023	25,796	$—	$815,776	$(154)	$(326,056)	$489,566
Issuance of common stock in private placement offering, net of offering costs	1,730	—	159,951	—	—	159,951
Issuance of common stock upon exercise of stock options	449	—	25,446	—	—	25,446
Stock-based compensation	—	—	11,443	—	—	11,443
Unrealized (loss) on investments and other(1)	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(33,210)	(33,210)
Balances as of June 30, 2023	27,975	$—	$1,012,616	$(236)	$(359,266)	$653,114
Issuance of common stock upon exercise of stock options	220	—	13,511	—	—	13,511
Stock-based compensation	—	—	8,722	—	—	8,722
Unrealized (loss) on investments and other(1)	—	—	—	(146)	—	(146)
Net income	—	—	—	—	80,747	80,747
Balances as of September 30, 2023	28,195	$—	$1,034,849	$(382)	$(278,519)	$755,948

(1)Includes foreign currency translation loss of $35 thousand, gain of $57 thousand and loss of $112 thousand for the three months ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating Activities
Net income	$43,680	$2,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain from sale of priority review voucher	—	(100,000)
Depreciation	4,603	3,483
Accretion on marketable securities	(1,535)	(1,585)
Amortization of operating lease right-of-use assets	556	671
Stock-based compensation expense, net	35,771	30,080
Realized gain on investments	(4,427)	(3,886)
Other, net	725	(77)
Changes in operating assets and liabilities
Accounts receivable, net	(55,257)	(9,316)
Inventory	(5,386)	(3,983)
Prepaid expenses and other current assets	(2,636)	(464)
Other non-current assets	11	(48)
Lease liability	(617)	(603)
Other long-term liabilities	761	—
Accounts payable	1,602	121
Accrued expenses and other current liabilities	(2,092)	875
Accrued rebates	23,568	920
Accrued litigation settlement	31,250	—
Net cash provided by (used in) operating activities	70,577	(81,572)

Investing Activities
Proceeds from sale of priority review voucher	—	100,000
Purchases of property and equipment	(3,437)	(9,952)
Purchases of investments	(314,268)	(425,870)
Maturities of investments	238,044	428,620
Net cash (used in) provided by investing activities	(79,661)	92,798

Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	159,716
Proceeds from exercise of stock options	29,972	41,164
Taxes paid for employee tax withholding related to restricted stock units	(4,181)	—
Taxes paid related to settlement of restricted stock awards	(1,205)	(749)
Net cash provided by financing activities	24,586	200,131

Effect of exchange rate changes on cash and cash equivalents	136	(16)

Net increase in cash and cash equivalents	15,638	211,341

Cash and cash equivalents at beginning of period	358,328	161,900
Cash and cash equivalents at end of period	$373,966	$373,241

Supplemental Disclosures of Non-Cash Investing Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$8,292	$11,103
Supplemental Cash Flow Information
Income taxes paid	$5,150	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Founded in 2016, Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) is a fully integrated, commercial-stage biotechnology company focused on the discovery, development, manufacturing and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered herpes simplex virus-1 (“HSV-1”), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home by a healthcare professional. Our innovative technology platform is supported by two in-house, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facilities.
Liquidity
As of September 30, 2024, the Company had an accumulated deficit of $226.1 million. Our operating profitability is dependent upon the continued successful commercialization of VYJUVEK®, as well as successful development, approval, and commercialization of our other product candidates. Management intends to fund future operations through its on hand cash, cash equivalents and investments and revenue generated from the sale of VYJUVEK, and may also seek additional capital through the sale of equity, arrangements with strategic partners, debt financings or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in preclinical and clinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to further its pipeline and to expand its commercialization capabilities in advance of the potential global regulatory approvals of VYJUVEK, the Company’s U.S. Food and Drug Administration (“FDA”) approved redosable gene therapy, for treating patients, six months of age or older, suffering from dystrophic epidermolysis bullosa, a rare and severe monogenic disease that affects the skin and mucosal tissues. The Company believes that its cash, cash equivalents and short-term investments of approximately $588.3 million as of September 30, 2024 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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
One counterparty accounted for 87% and 100% of accounts receivable, net as of September 30, 2024 and December 31, 2023, respectively. No other counterparty exceeded 10% of the Company’s accounts receivable, net as of September 30, 2024. As of September 30, 2024, the credit profiles for these counterparties were deemed to be in good standing and, as such, an allowance for credit losses was not recorded. For accounts receivable arising from named patient sales, the Company evaluates the creditworthiness of each counterparty on a regular basis.
For the nine months ended September 30, 2024 and 2023, approximately 92% and 100%, respectively, of the Company’s product revenue, net was generated from a single customer in the U.S. No other customer exceeded 10% of the Company’s product revenue, net.
The Company has no financial instruments with off-balance sheet risk of loss.
Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in our 2023 10-K. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.
Recent Accounting Pronouncements
There were no accounting pronouncements issued or adopted during the nine months ended September 30, 2024 that are expected to have a material impact on the Company’s condensed consolidated financial statements.
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
3.    Revenue Recognition
Following FDA approval on May 19, 2023, the Company began commercial marketing and sales of VYJUVEK and began recognizing revenue in the third quarter of 2023.
The following table summarizes changes in allowances and discounts for the nine months ended September 30, 2024:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2023	$5,977	$858	$279	$7,114
Provisions	30,762	6,612	586	37,960
Payments/Credits	(6,433)	(4,881)	(307)	(11,621)
Balance as of September 30, 2024	$30,306	$2,589	$558	$33,453
Rebates are included in accrued rebates and other long-term liabilities on the condensed consolidated balance sheets. Other long-term liabilities includes $761 thousand of long-term accrued rebates. Prompt pay is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Other accruals are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Provisions for rebates, prompt pay and other accruals are recorded as a reduction to product revenue, net on the condensed consolidated statements of operations and comprehensive income.

4.    Net Income Per Share Attributable to Common Stockholders
Basic net income per share attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing the net income by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents consist of common stock issuable upon (1) exercise of stock options and (2) vesting of restricted stock awards, restricted stock units and performance-based restricted stock units (collectively, “restricted stock”).
For the three months ended September 30, 2024 and 2023, respectively, there were 229 thousand and 378 thousand common stock equivalents outstanding in the form of stock options that have been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.
For the nine months ended September 30, 2024 and 2023, respectively, there were 207 thousand and 1.3 million common stock equivalents outstanding in the form of stock options that have been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$27,180	$80,747	$43,680	$2,240
Denominator:
Weighted-average basic common shares	28,716	28,042	28,537	26,812
Dilutive effect of stock options and unvested restricted stock	1,186	850	1,132	573
Weighted-average diluted common shares	29,902	28,892	29,669	27,385

Net income per common share—basic	$0.95	$2.88	$1.53	$0.08
Net income per common share—diluted	$0.91	$2.79	$1.47	$0.08
5.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$373,966	$—	$—	$373,966	$373,966	$—	$—
Subtotal	373,966	—	—	373,966	373,966	—	—
Level 2:
Commercial paper	23,211	15	—	23,226	—	23,226	—
Corporate bonds	134,920	780	(23)	135,677	—	66,134	69,542
U.S. government agency securities	160,625	731	(13)	161,343	—	124,998	36,346
Subtotal	318,756	1,526	(36)	320,246	—	214,358	105,888
Total	$692,722	$1,526	$(36)	$694,212	$373,966	$214,358	$105,888

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$358,328	$—	$—	$358,328	$358,328	$—	$—
Subtotal	358,328	—	—	358,328	358,328	—	—
Level 2:
Commercial paper	17,124	5	(1)	17,128	—	17,128	—
Corporate bonds	111,824	407	(27)	112,204	—	70,996	41,208
U.S. government agency securities	106,079	423	(30)	106,472	—	85,726	20,746
Subtotal	235,027	835	(58)	235,804	—	173,850	61,954
Total	$593,355	$835	$(58)	$594,132	$358,328	$173,850	$61,954

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$8,981	$3,154
Work-in-process	6,390	3,204
Finished goods	3,210	627
Inventory	$18,581	$6,985
Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Building and building improvements	$111,438	$111,180
Leasehold improvements	25,643	25,068
Manufacturing equipment	26,793	24,905
Construction in progress	5,500	7,291
Laboratory equipment	3,141	2,339
Computer equipment and software	2,054	1,614
Furniture and fixtures	1,814	1,632
Total property and equipment	176,383	174,029
Accumulated depreciation	(19,791)	(12,827)
Property and equipment, net	$156,592	$161,202
Depreciation expense was $1.3 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense capitalized into inventory was $1.0 million and $391 thousand for the three months ended September 30, 2024 and 2023, respectively, and $2.4 million and $464 thousand for the nine months ended September 30, 2024 and 2023, respectively.
In March 2023, the Company received the permanent occupancy permit for its second commercial scale CGMP facility, ASTRA, which allowed the Company to begin utilizing certain portions of the building. As a result, and as qualification of assets occurred through 2023 and the first half of 2024, the majority of assets relating to ASTRA were reclassified from construction in progress to leasehold improvements, manufacturing equipment, buildings and building improvements, furniture and fixtures, or computer equipment and software as it was determined that assets were ready for their intended use. As certain pieces of equipment are not yet qualified, the Company will continue to hold the remaining assets within construction in progress until qualification has been completed and the assets are ready for their intended use. Estimated remaining payments related to ASTRA were $7.9 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively, and are recorded in accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Accrued litigation settlement	$31,250	$—
Accrued payroll and benefits	6,714	8,778
Accrued construction-in-progress	4,873	5,182
Accrued preclinical and clinical expenses	3,091	1,248
Other current liabilities	2,604	1,876
Accrued professional fees	2,200	1,810
Accrued inventory	1,805	334
Accrued taxes	573	2,283
Accrued expenses and other current liabilities	$53,110	$21,511
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The estimated remaining commitments as of September 30, 2024 under these agreements was approximately $736 thousand. The Company has incurred research and development expenses under CMO and CRO agreements of $2.7 million and $5.8 million for the three and nine months ended September 30, 2024 and $1.9 million and $5.0 million for the three and nine months ended September 30, 2023.
Legal Proceedings
In May 2020, PeriphaGen, Inc. (“PeriphaGen”) commenced litigation against the Company alleging breach of contract and misappropriation of trade secrets. In April 2022, the Company and PeriphaGen entered into a final settlement agreement, and the Company paid PeriphaGen an upfront payment of $25.0 million for: (i) the release of all claims in the litigation with PeriphaGen; (ii) the acquisition of certain PeriphaGen assets and (iii) the grant of a license by PeriphaGen for dermatological applications. The final settlement agreement also includes a $12.5 million payment upon FDA approval of VYJUVEK and three additional $12.5 million contingent milestone payments upon the Company reaching $100.0 million in cumulative sales, $200.0 million in cumulative sales and $300.0 million in cumulative sales. If all milestones are achieved, the total consideration for settling the dispute, acquiring certain assets, and granting of a license from PeriphaGen will be $75.0 million.
In May 2024, the parties entered into an amendment to the final settlement agreement (“Amendment”). As defined in the final settlement agreement and clarified in the Amendment, cumulative sales means the total cumulative revenue from sales of the Company’s products by the Company and its affiliates and licensees. The Amendment modified the timing of the $12.5 million contingent milestone payment triggered by the Company reaching $100.0 million in cumulative sales, such that $6.25 million would be payable following the Company’s filing of a Quarterly Report on Form 10-Q that reports $100.0 million in cumulative sales, and the remaining $6.25 million would be payable within 120 days following the end of the fiscal year in which the initial $6.25 million is paid. There were no other revisions to the final settlement agreement, and the contingent payments triggered upon reaching $200.0 million in cumulative sales and $300.0 million in cumulative sales remain payable within 30 days following the filing(s) by the Company of an Annual Report(s) on Form 10-K reporting $200.0 million in cumulative sales and $300.0 million in cumulative sales.

During the three months ended June 30, 2023, the Company obtained FDA approval of VYJUVEK and, in accordance with the final settlement agreement, paid PeriphaGen $12.5 million in June 2023.
During the three months ended June 30, 2024, the Company reached cumulative sales of $100.0 million and, in accordance with the Amendment, the Company paid PeriphaGen the $6.25 million milestone payment in September 2024. The Company is required to make the remaining $6.25 million milestone payment within 120 days following December 31, 2024.
During the three months ended September 30, 2024, the Company reached cumulative sales of $200.0 million and, in accordance with the final settlement agreement and Amendment, is required to make the associated $12.5 million milestone payment within 30 days following the filing by the Company of its Annual Report on Form 10-K for the year ended December 31, 2024.
During the three months ended September 30, 2024, in accordance with ASC 450, “Contingencies,” the Company determined that reaching $300.0 million in cumulative sales was probable and recorded litigation settlement expense of $12.5 million on the condensed consolidated statements of operations and comprehensive income. If the Company reaches $300.0 million in cumulative sales, it is required to pay PeriphaGen the associated $12.5 million milestone payment within 30 days following the filing of its Annual Report on Form 10-K that reports $300.0 million in cumulative sales.
The Company recorded litigation settlement expense of $12.5 million and $37.5 million for the three and nine months ended September 30, 2024, respectively, and zero and $12.5 million for the three and nine months ended September 30, 2023, respectively, on the condensed consolidated statements of operations and comprehensive income. As of September 30, 2024, the Company has paid $43.75 million of the total $75.0 million of total consideration discussed above and has recorded accrued litigation expense within accrued expenses and other current liabilities on its condensed consolidated balance sheet for the remaining $31.25 million.
8.    Leases
As of September 30, 2024, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2024 (remaining three months)	$386
2025	1,277
2026	1,277
2027	1,300
2028	1,325
Thereafter	9,437
Future minimum operating lease payments	15,002
Less: Interest	(7,526)
Present value of lease liability	$7,476
As of September 30, 2024 and December 31, 2023, the Company’s weighted-average remaining lease term for operating leases was 12.2 years and 12.3 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.5% as of September 30, 2024 and December 31, 2023.
The components of the Company’s lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Lease cost:
Operating lease expense	$260	$379	$905	$1,282
Variable lease expense	66	62	156	150
Total lease expense	$326	$441	$1,061	$1,432
9.    Capitalization
ATM Program
On May 8, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market equity offering program (“ATM Program”), under which the Company may issue and sell from time to time through Cowen, acting as agent and/or principal, shares of its common stock having an aggregate offering price up to $150.0 million (“Placement Shares”).
The Placement Shares will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 filed with the SEC on April 6, 2023 (the “Form S-3”), and a prospectus supplement relating to the Placement Shares that was filed with the SEC on May 8, 2023. We may terminate the ATM Program at any time upon 10 days’ notice to Cowen. If not earlier terminated, the ATM Program will automatically terminate upon issuance of all of the Placement Shares or the expiration of the Form S-3 on April 6, 2026.
The ATM Program is not and has never been active.
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
Shares remaining available for grant under the Plan were 2.4 million as of September 30, 2024.
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2023	2,606,592	$66.39	7.9	$150,405
Granted	297,202	$168.54
Exercised	(489,152)	$61.27
Cancelled or forfeited	(335,449)	$70.52
Outstanding as of September 30, 2024	2,079,193	$81.53	7.5	$209,854
Exercisable as of September 30, 2024	867,025	$63.68	6.7	$102,627

(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2023 and September 30, 2024, respectively, and the exercise price of outstanding in-the-money options.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2022	3,582,181	$61.50	8.7	$64,880
Granted	419,780	$91.38
Exercised	(710,734)	$57.98
Cancelled or forfeited	(623,967)	$64.19
Outstanding as of September 30, 2023	2,667,260	$66.04	8.2	$133,648
Exercisable as of September 30, 2023	707,277	$55.51	7.1	$42,793

(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2022 and September 30, 2023, respectively, and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $5.9 million and $13.5 million during the three months ended September 30, 2024 and 2023, respectively, and $50.2 million and $41.4 million during the nine months ended September 30, 2024 and 2023, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors was $130.85 and $85.93 during the three months ended September 30, 2024 and 2023, respectively, and $114.29 and $62.87 during the nine months ended September 30, 2024 and 2023, respectively.
There was $63.4 million of unrecognized stock-based compensation expense related to employees’, non-employees’, and directors’ options that is expected to be recognized over a weighted-average period of 2.5 years as of September 30, 2024.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity:

	Nine Months Ended September 30,
	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSAs, beginning of period	44,400	$78.89	66,600	$78.89
Granted	—		—
Vested	(14,523)	$78.89	(12,649)	$78.89
Surrendered for taxes	(7,677)	$78.89	(9,551)	$78.89
Non-vested RSAs, end of period	22,200	$78.89	44,400	$78.89
There was $713 thousand of unrecognized stock-based compensation expense related to employees’ RSAs that is expected to be recognized over a weighted-average period of 5 months as of September 30, 2024.
Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Nine Months Ended September 30,
	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs, beginning of period	160,900	$81.91	—
Granted	225,290	$159.63	186,900	$81.91
Vested	(40,075)	$81.91	—
Forfeited	(36,562)	$110.11	(24,700)	$81.91
Non-vested RSUs, end of period	309,553	$135.14	162,200	$81.91

There was $35.3 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.2 years as of September 30, 2024.
Performance-Based Restricted Stock Units
The following table summarizes the Company’s PSU activity:

	Nine Months Ended September 30,
	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs, beginning of period	50,000	$81.91	—
Granted	112,500	$159.47	60,000	$81.91
Vested	(25,000)	$81.91	—
Forfeited	—		(10,000)	$81.91
Non-vested PSUs, end of period	137,500	$145.37	50,000	$81.91
PSUs vest ratably over two years based upon continued service through the vesting date and the achievement of specific regulatory and commercial performance criteria as determined by the Compensation Committee of the Company’s Board of Directors. The performance criteria are to be completed by the end of the year in which the PSU awards were granted. As of the September 30, 2024, the Company estimated that 100% of the PSUs granted in 2024 will be eligible to vest.
There was $13.5 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 1.4 years as of September 30, 2024.
Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to its stock options, RSAs, RSUs and PSUs in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$2,267	$2,336	$6,907	$7,695
Selling, general and administrative	11,049	5,975	28,864	22,385
Total stock-based compensation	$13,316	$8,311	$35,771	$30,080
After the FDA approval of VYJUVEK on May 19, 2023, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK. The Company capitalized stock-based compensation of $946 thousand and $410 thousand for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $522 thousand for the nine months ended September 30, 2024 and 2023, respectively, into inventory.
Historically, the Company also capitalized the portion of stock-based compensation related to work performed on the construction of our manufacturing facilities. The Company capitalized stock-based compensation of zero for each the three months ended September 30, 2024 and 2023, respectively, and zero and $162 thousand for the nine months ended September 30, 2024 and 2023, respectively, into property and equipment, net.
11.    Income Taxes
The Company recorded an income tax provision of $2.6 million and $3.1 million for the three and nine months ended September 30, 2024, respectively. The tax provision for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company did not record an income tax provision for the three and nine months ended September 30, 2023 as it generated sufficient tax losses, after consideration of discrete items, during each of the periods. The Company expects to maintain a full valuation allowance against its net deferred tax assets for the year.

12.    Gain from Sale of Priority Review Voucher
In August 2023, the Company entered into an agreement to sell the rare pediatric disease priority review voucher (“PRV”), which was awarded to the Company in connection with the FDA’s approval of VYJUVEK. The transaction closed in August 2023 and was not subject to any commissions or closing costs. The proceeds of $100.0 million from the sale of the PRV were recorded as a gain from sale of priority review voucher on the Company’s condensed consolidated statement of operations and comprehensive income as it did not have a carrying value at the time of the sale.
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
•the timing, scope or results of regulatory filings and approvals for B-VEC outside of the U.S. and the commercial success of B-VEC outside the U.S.
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
Forward-looking statements represent our management’s beliefs and assumptions only as of the date of filing this Quarterly Report with the SEC. Except as required by law, we assume no obligation to update these forward-looking statements publicly as a result of subsequent events, developments or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Net VYJUVEK product revenue was $83.8 million for the three months ended September 30, 2024, and $250.1 million in cumulative net product revenue since launch.
Gross margin for the three months ended September 30, 2024 was 92%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.
We have made steady progress securing access and reimbursement for VYJUVEK since launch and as of October 2024, positive access determinations have been achieved for 97% of lives covered under commercial and Medicaid plans.
As of October 2024, we have secured over 460 reimbursement approvals for VYJUVEK in the U.S.
We seek to make the experience of starting and continuing on VYJUVEK treatment seamless for the patient. Since launch, infrastructure has been in place for patients to be treated in their homes by a HCP, reducing the need for regular visits to a clinic or hospital. Krystal ConnectTM, our U.S. in-house patient services call center, has been active since FDA approval and assists patients, care givers and HCPs interested in accessing VYJUVEK. Since launch and through the third quarter of 2024, patient compliance with once weekly treatment while on VYJUVEK remains high at 87%.
Preparations and infrastructure buildout are underway in Europe and Japan to support our planned direct commercial launch in these regions in 2025.
In October 2023, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for B-VEC for the treatment of DEB. In November 2023, we were notified that the MAA had been validated and was now under Committee for Medicinal Products for Human Use (“CHMP”) review. In February 2024, the EMA completed inspection of our manufacturing facility as part of the MAA review process and, in May 2024, good manufacturing practices certification was granted by the EMA. Based on recent interactions with the EMA, we expect a CHMP opinion on the MAA in the fourth quarter of 2024 and a launch in Germany in the first half of 2025.
In September 2024, the Haute Autorité de Santé in France approved pre-marketing early reimbursed access to B-VEC under the Accès Précoce (AP1) program. DEB patient access to B-VEC under AP1 is expected to start in the fourth quarter of 2024. AP1 allows for early access to innovative therapies in France prior to European regulatory approval when a positive benefit/risk ratio is recognized and when no other therapeutic alternatives are available.
In October 2024, we filed a Japan New Drug Application (JNDA) with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA). The JNDA includes the results from the Japan OLE study, the design of which had been approved by the PMDA in July 2023. The efficacy portion of the Japan OLE study was completed in April 2024 and results closely mirrored those of our Phase 3 study in the U.S. A total of five patients were enrolled, with one patient discontinuing after eight weeks due to scheduling challenges. B-VEC was well tolerated in the Japanese study population, with a safety profile consistent with previous studies, and all four patients that completed the study achieved the primary endpoint of complete wound closure at six months. A decision on the JNDA by the PMDA is expected in the second half of 2025. The application is expected to receive priority review given the Orphan Drug Designation status granted to B-VEC in December 2023.
Pipeline Highlights and Recent Developments
Respiratory
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin protein, for the treatment of alpha-1 antitrypsin deficiency (“AATD”), a serious rare lung disease. In February 2024, we dosed the first patient in SERPENTINE-1, a Phase 1, open-label, single dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a Pi*ZZ or a Pi*ZNull genotype. In September 2024, after initiating dosing in Cohort 2, we amended the SERPENTINE-1 protocol to include mandatory bronchoscopies in Cohort 2 for molecular evaluation of alpha-1 antitrypsin (“AAT”) expression . We are on track to report interim molecular data from the study before the end of the year. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier: NCT06049082.
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of cystic fibrosis (“CF”), a serious rare lung disease caused by missing or mutated CFTR protein. In July 2023, we announced that we had dosed the first patient in CORAL-1, a Phase 1 multi-center, dose-escalation study evaluating KB407, delivered via a nebulizer, in patients with CF, regardless of their underlying genotype. In May 2024, we cleared the safety evaluation window for the second cohort of CORAL-1. We recently activated two additional clinical sites for CORAL-1 and expect to report interim molecular data for KB407 in the first half of 2025. Dosing of the first patient in the third and final cohort in CORAL-1 is expected before the end of the year. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837.
Ophthalmology
In April 2023, we announced clinical data on the compassionate use of B-VEC, formulated and administered as an eyedrop, to treat a patient suffering from ocular complications of DEB. Data was first presented at the Association for Research in Vision and Ophthalmology (“ARVO”) 2023 Annual Meeting and subsequently published in the New England Journal of Medicine in February 2024. Regular application of B-VEC to the eye was well tolerated and associated with full corneal healing at three months and visual acuity improvement from hand motion to 20/25 by eight months.
Based on this early clinical evidence of safety and potential benefit under compassionate use, we started discussions with the FDA in the first quarter of 2024 on a potential clinical development path for KB803, an ophthalmic formulation of B-VEC, and in February 2024, we aligned with the FDA on our proposed single arm, open label study in approximately 10 to 15 patients to enable approval of KB803 to treat ocular complications which are thought to affect over 25% of DEB patients. We plan to initiate the registrational IOLITE study in the first half of 2025.
In August 2024, we initiated a natural history study to prospectively collect data on the frequency of corneal abrasions in patients with DEB and serve as a run-in period for patients who may be eligible to participate in the registrational study. Enrollment in the study is ongoing.
We are actively evaluating multiple, preclinical-stage genetic medicine candidates for the treatment of front and back of the eye diseases.

Oncology
KB707 is a redosable, immunotherapy designed to deliver genes encoding both human interleukin-2 (“IL-2”) and interleukin-12 (“IL-12”) to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery. Both intratumoral and inhaled KB707 have been granted Rare Pediatric Disease Designation (“RPDD”) by the FDA, with intratumoral receiving RPDD for the treatment of rhabdomyosarcoma in August 2024 and inhaled KB707 receiving RPDD for the treatment of osteosarcoma in May 2024. Both formulations of KB707 have also been granted Fast Track Designation by the FDA.
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
In April 2024, we dosed the first patient in KYANITE-1, an open-label, monotherapy, dose escalation and expansion Phase 1 study, evaluating inhaled KB707 in patients with locally advanced or metastatic solid tumors of the lung. In August 2024, the dose escalation portion of the study was completed and a dose was selected for expansion. Enrollment in the dose expansion cohort is ongoing. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.
Based on the current pace of enrollment in OPAL-1 and KYANITE-1, we expect to report initial interim data for KB707 in the fourth quarter of 2024.
Dermatology
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene encoding the human enzyme transglutaminase-1 (“TGM1”) for the treatment of lamellar icthyosis, a serious rare skin disorder most often caused by missing or mutated TGM1 protein. We expect to resume enrollment in the Phase 2 portion of JADE-1, a randomized, placebo-controlled Phase 1/2 study evaluating KB105 for the treatment of lamellar icthyosis in the first half of 2025. Details of the JADE-1 Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732.
Aesthetics
In addition to focusing on genetic medicines to treat patients with diseases with high unmet medical needs, we are leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. (“Jeune”). KB301 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. In August 2024, Jeune announced positive interim safety and efficacy results from Cohorts 3 and 4 of the Phase 1 study PEARL-1, open label studies evaluating KB301 in the treatment of lateral canthal lines at rest and dynamic wrinkles of the décolleté, respectively. Meaningful and sustained improvements in multiple skin aesthetic attributes, including wrinkles, crepiness, hydration, and radiance, were reported by the study investigators and subjects alike in both the décolleté and lateral canthal regions. Increased subject satisfaction with wrinkle appearance was also reported. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Based on these Phase 1 results, Jeune has selected treatment of the dynamic wrinkles of the décolleté for advanced clinical development and expects to initiate a Phase 2 study evaluating KB301 in this indication in 2025. Jeune has several other aesthetic medicine product candidates in various stages of preclinical development.
Financial Overview
Product Revenue, Net
After FDA approval of VYJUVEK in May 2023, we began commercial marketing and sales and began recognizing revenue during the third quarter of 2023. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such sales.
We have contracted to sell VYJUVEK to a limited number of specialty pharmacy providers that mix the medication and administer it to patients in the patient’s home by a healthcare professional and through a limited number of hospitals and distributors where patients are administered the medication in a hospital or clinic. The transaction price that we recognize as revenue for VYJUVEK sales includes an estimate of variable consideration, which includes discounts, returns, copay assistance and rebates that are offered within contracts. Refer to Note 3 of the notes to condensed consolidated financial statements included in this Form 10-Q and Note 2 of our consolidated financial statements in our 2023 10-K for additional information.

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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, our product candidates and as we expand our product portfolio. In the near term, we expect that our research and development expenses will increase as we continue our preclinical and clinical trials and studies and incur preclinical and clinical expenses for our product candidates. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and, as a result, the actual costs to complete clinical trials may exceed the expected costs.
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
ASTRA Capital Expenditures
In March 2021, we closed on the purchase of the building that was constructed to house our second commercial scale CGMP facility, ASTRA. In March 2023, we received the permanent occupancy permit for ASTRA which allowed the Company to begin utilizing certain parts of the building for research and development operations once qualification was completed and a portion of the assets were placed into service throughout 2023 and 2024. We incurred significant capital expenditures related to the construction of ASTRA in 2023 and expect to continue to incur capital expenditures related to ASTRA throughout the operational life of the facility.
Gains from Sale of Priority Review Voucher (“PRV”)
Gain from sale of priority review voucher relates to proceeds from sale of the rare pediatric PRV we received in connection with the FDA’s approval of VYJUVEK.

Interest and Other Income, Net
Interest and other income, net consists primarily of income earned from our cash, cash equivalents and investments.
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the nine months ended September 30, 2024 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our 2023 10-K.
Results of Operations
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change
	2024	2023	$	%
(in thousands)	(unaudited)
Product revenue, net	$83,841	$8,556	$75,285	880%
Expenses
Cost of goods sold	6,684	223	6,461	2897%
Research and development	13,511	10,629	2,882	27%
Selling, general and administrative	28,713	23,697	5,016	21%
Litigation settlement	12,500	—	12,500	—%
Total operating expenses	61,408	34,549	26,859	78%
Income (loss) from operations	22,433	(25,993)	48,426	(186)%
Other income
Gain from sale of priority review voucher	—	100,000	(100,000)	(100)%
Interest and other income, net	7,336	6,740	596	9%
Income before income taxes	29,769	80,747	(50,978)	(63)%
Income tax expense	(2,589)	—	(2,589)	—%
Net income	$27,180	$80,747	$(53,567)	(66)%
Product Revenue, Net
Product revenue, net was $83.8 million for the three months ended September 30, 2024, as compared to $8.6 million for the three months ended September 30, 2023. The increase in product revenue, net was driven by an increase in VYJUVEK sales following initial commercial sales recorded in August 2023.
Cost of Goods Sold
Cost of goods sold was $6.7 million for the three months ended September 30, 2024, as compared to $223 thousand for the three months ended September 30, 2023, due to increased sales of VYJUVEK following initial commercial sales recorded in August 2023. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense.
Research and Development Expenses
Research and development expenses increased $2.9 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by the following:
•an increase of $1.8 million in clinical development costs,
•an increase of $1.5 million in other research and development expenses primarily relating to facilities and equipment related costs, and
•an increase of $636 thousand in manufacturing expenses related to our product candidates.

These increases were partially offset by:
•a decrease of $1.1 million due to the capitalization of allocated overhead costs, including facilities costs, for increased commercial batches of VYJUVEK.
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
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Change
	2024	2023	$	%
(in thousands)	(unaudited)
B-VEC	$1,255	$1,759	$(504)	(29)%
KB105	449	8	441	5513%
KB301	138	150	(12)	(8)%
KB407	180	441	(261)	(59)%
KB408	612	340	272	80%
KB707	3,312	1,265	2,047	162%
KB803	180	—	180	—%
Other ophthalmology programs	303	9	294	3267%
Other aesthetics programs	189	9	180	2000%
Other research programs	247	163	84	52%
Other development programs	171	160	11	7%
Stock-based compensation	2,267	2,336	(69)	(3)%
Other unallocated manufacturing expenses(1)	2,212	2,672	(460)	(17)%
Other unallocated expenses(2)	1,996	1,317	679	52%
Research and development expense	$13,511	$10,629	$2,882	27%

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
The primary changes in our research and development expenses by product candidate or program in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 are as follows:
•an increase of $2.0 million in KB707 costs following the expansion of our research and development pipeline to oncology consisting of an increase in payroll related costs to support our research and an increase in contract research expenses for our Phase 1 clinical trial of inhaled KB707,
•an increase of $679 thousand in other unallocated expenses primarily driven by facilities and equipment related costs, and
•an increase of $441 thousand in KB105 costs to further advance this program.
The increases were partially offset by:
•a net decrease of $504 thousand in B-VEC costs due to the timing of the manufacturing process optimization activities and

•a decrease of $460 thousand in other unallocated manufacturing expenses primarily due to the increased costs related to the manufacturing of VYJUVEK which are recorded as inventory and cost of goods sold, offset by an increase in facility related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.0 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily driven by the following:
•an increase of $5.1 million in stock-based compensation,
•an increase of $439 thousand related to professional services incurred to support our commercial growth, and
•an increase of $434 thousand in marketing costs to support commercial sales of VYJUVEK.
The increases were partially offset by:
•a decrease of $714 thousand in payroll related costs.
Litigation Settlement
Litigation settlement for the three months ended September 30, 2024 and 2023 was $12.5 million and zero, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See “Legal Proceedings” in Note 7 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Gain from Sale of Priority Review Voucher
Gain from sale of priority review voucher for the three months ended September 30, 2024 and 2023 was zero and $100.0 million, respectively, and consisted of amounts related to the sale of our rare pediatric disease PRV, which was awarded to the Company in connection with the FDA’s approval of VYJUVEK.
Interest and Other Income, Net
Interest and other income, net for the three months ended September 30, 2024 and 2023 was $7.3 million and $6.7 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity.
Income Tax Expense
Income tax expense for the three months ended September 30, 2024 and 2023 was $2.6 million and zero, respectively, as a result of initial commercial sales of VYJUVEK recorded in August 2023. Income tax expense for the three months ended September 30, 2024 relates to state, federal and foreign income taxes.
Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Change
	2024	2023	$	%
(in thousands)	(unaudited)
Product revenue, net	$199,376	$8,556	$190,820	2230%
Expenses
Cost of goods sold	15,112	223	14,889	6677%
Research and development	40,050	35,061	4,989	14%
Selling, general and administrative	82,398	73,637	8,761	12%
Litigation settlement	37,500	12,500	25,000	200%
Total operating expenses	175,060	121,421	53,639	44%
Income (loss) from operations	24,316	(112,865)	137,181	(122)%
Other income
Gain from sale of priority review voucher	—	100,000	(100,000)	(100)%
Interest and other income, net	22,430	15,105	7,325	48%
Income before income taxes	46,746	2,240	44,506	1987%
Income tax expense	(3,066)	—	(3,066)	—%
Net income	$43,680	$2,240	$41,440	1850%

Products Revenue, net
Product revenue, net was $199.4 million for the nine months ended September 30, 2024 as compared to $8.6 million for the nine months ended September 30, 2023 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023.
Cost of Goods Sold
Cost of goods sold was $15.1 million for the nine months ended September 30, 2024 as compared to $223 thousand for the nine months ended September 30, 2023 due to initial sales of VYJUVEK. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense.
Research and Development Expenses
Research and development expenses increased $5.0 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by the following:
•an increase of $2.8 million in clinical development costs,
•an increase of $2.4 million in manufacturing expenses related to our product candidates,
•an increase of $2.5 million in other research and development expenses primarily relating to licensing and regulatory costs and facilities and equipment related costs, and
•an increase of $1.0 million in depreciation due to the Company’s second CGMP facility being placed into service in 2023 partially offset by the capitalization of depreciation associated with increased commercial batches of VYJUVEK.
The increases were partially offset by:
•a decrease of $2.4 million due to the capitalization of allocated overhead costs for increased commercial batches of VYJUVEK partially offset by increased payroll related expenses, including stock-based compensation, primarily driven by an increase in headcount to support overall growth and
•a net decrease of $1.3 million in direct manufacturing expenses due to the costs to manufacture VYJUVEK being capitalized into inventory and cost of goods sold.

The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
(in thousands)	(unaudited)
B-VEC	$7,068	$6,337	$731	12%
KB105	484	274	210	77%
KB301	522	480	42	9%
KB407	1,631	1,259	372	30%
KB408	1,107	749	358	48%
KB707	6,469	2,633	3,836	146%
KB803	394	—	394	—%
Other ophthalmology programs	801	8	793	9913%
Other aesthetics programs	1,146	23	1,123	4883%
Other research programs	890	421	469	111%
Other development programs	596	689	(93)	(13)%
Stock-based compensation	6,907	7,695	(788)	(10)%
Other unallocated manufacturing expenses(1)	6,631	10,181	(3,550)	(35)%
Other unallocated expenses(2)	5,404	4,312	1,092	25%
Research and development expense	$40,050	$35,061	$4,989	14%

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
The primary changes in our research and development expenses by product candidate or program in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 are as follows:
•an increase of $3.8 million in KB707 costs following the expansion of our research and development pipeline to oncology consisting of an increase in payroll related costs to support our research and an increase in contract research expenses in preparation for the Phase 1 clinical trial of inhaled KB707 that has now commenced,
•an increase of $1.1 million in other aesthetics programs,
•an increase of $1.1 million in other unallocated expenses, which largely relates to (1) depreciation due to the Company’s second CGMP facility being placed into service in 2023 partially offset by the capitalization of depreciation associated with increased commercial batches of VYJUVEK and (2) other facilities and equipment related costs,
•an increase of $793 thousand in other ophthalmology programs,
•a net increase of $731 thousand in B-VEC costs largely due to:
◦on-going manufacturing efficiency and process optimization costs for which such processes have not yet been approved by the FDA,
◦an increase in overseas preclinical and clinical trial costs, and
◦overseas licensing and regulatory costs.
The increases were partially offset by:
◦costs being expensed to research and development expense prior to receiving FDA approval in May 2023 that are now included as part of the cost of inventory,
•an increase of $469 thousand in other research programs,
•an increase of $394 thousand in KB803 costs, and

•an increase of $372 thousand in KB407 costs.
The increases were partially offset by:
•a decrease of $3.6 million in other unallocated manufacturing expenses primarily due to the increased costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and cost of goods sold and
•a decrease of $788 thousand in stock-based compensation due to the allocation of labor costs related to work performed to manufacture VYJUVEK to inventory.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.8 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily driven by the following:
•an increase of $6.5 million in stock-based compensation,
•an increase of $3.3 million in selling expenses related to the commercial launch of VYJUVEK, which includes $1.5 million related to our patient access program, and
•an increase of $1.5 million related to professional services incurred to support our commercial growth.
The increases were partially offset by:
•a decrease of $2.0 million in marketing costs due to the timing of marketing activities ahead of the VYJUVEK commercial launch.
Litigation Settlement
Litigation settlement for the nine months ended September 30, 2024 and 2023 was $37.5 million and $12.5 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See “Legal Proceedings” in Note 7 of the notes to condensed consolidated financial statements included in this Form 10-Q for more information.
Gain from Sale of Priority Review Voucher
Gain from sale of priority review voucher for the nine months ended September 30, 2024 and 2023 was zero and $100.0 million, respectively, and consisted of amounts related to the sale of our rare pediatric disease PRV, which was awarded to the Company in connection with the FDA’s approval of VYJUVEK.
Interest and Other Income, Net
Interest and other income, net for the nine months ended September 30, 2024 and 2023 was $22.4 million and $15.1 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period and an increase in our balance of cash, cash equivalents and investments.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2024 and 2023 was $3.1 million and zero, respectively, as a result of initial commercial sales of VYJUVEK recorded in August 2023. Income tax expense for the nine months ended September 30, 2024 relates to state, federal and foreign income taxes.
Liquidity and Capital Resources
Overview
As of September 30, 2024, our cash, cash equivalents and short-term investments balance was approximately $588.3 million. As of September 30, 2024, we had an accumulated deficit of $226.1 million. We believe that our cash, cash equivalents and short-term investments as of September 30, 2024 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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

Costs related to clinical trials can be unpredictable and, therefore, there can be no guarantee that we will have sufficient capital to fund the continued or planned pre-clinical and clinical studies for our product candidates, or our operations. Further, we expect future revenue to fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any product sales. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we will be required to pay (1) a $6.25 million milestone payment as a result of reporting $100.0 million in cumulative sales during the second quarter of 2024 payable within 120 days following December 31, 2024, (2) a $12.5 million milestone payment as a result of reporting $200.0 million in cumulative sales during the third quarter of 2024 payable within 30 days following the filing by the Company of its Annual Report on Form 10-K for the year ended December 31, 2024 and (3) a $12.5 million contingent milestone payment within 30 days following the filing of its Annual Report on form 10-K that reports $300.0 million in cumulative sales. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch our product candidates. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
ATM Program
On May 8, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market equity offering program (“ATM Program”), under which the Company may issue and sell from time to time through Cowen, acting as agent and/or principal, shares of its common stock having an aggregate offering price up to $150.0 million (“Placement Shares”).
The Placement Shares will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 filed with the SEC on April 6, 2023 (the “Form S-3”), and a prospectus supplement relating to the Placement Shares that was filed with the SEC on May 8, 2023. We may terminate the ATM Program at any time upon 10 days’ notice to Cowen. If not earlier terminated, the ATM Program will automatically terminate upon issuance of all of the Placement Shares or the expiration of the Form S-3 on April 6, 2026.
The ATM Program is not and has never been active.
2023 Private Placement Offering
On May 22, 2023 and May 23, 2023, the Company sold 1,720,100 and 9,629 shares of Common Stock, respectively, in a private placement to certain institutional investors at a price of $92.50 per share for aggregate net proceeds of $160.0 million. In addition, the Company entered into a Registration Rights Agreement that required the Company to file a registration statement with the SEC within 60 days of the date of the Registration Rights Agreement registering the resale of the shares of Common Stock issued in the private placement. On July 18, 2023, the Company filed the resale registration statement on Form S-3ASR with the SEC, which became effective upon filing.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
(in thousands)	(unaudited)
Net cash provided by (used in) operating activities	$70,577	$(81,572)
Net cash (used in) provided by investing activities	(79,661)	92,798
Net cash provided by financing activities	24,586	200,131
Effect of exchange rate changes on cash and cash equivalents	136	(16)
Net increase in cash	$15,638	$211,341

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $70.6 million and consisted primarily of net income of $43.7 million adjusted for $35.7 million of non-cash items and a $8.8 million increase in working capital. Non-cash adjustments included depreciation of $4.6 million, amortization of operating lease right-of-use assets of $556 thousand, stock-based compensation expense of $35.8 million and other adjustments of $725 thousand, offset by realized gain on investments of $4.4 million and accretion on marketable securities of $1.5 million.
Net cash used in operating activities for the nine months ended September 30, 2023 was $81.6 million and consisted primarily of net income of $2.2 million adjusted for $71.3 million of non-cash items and a $12.5 million increase in working capital. Non-cash adjustments included gain from sale of priority review voucher of $100.0 million, realized gain on investments of $3.9 million, accretion on marketable securities of $1.6 million and other adjustments of $77 thousand, partially offset by depreciation of $3.5 million, amortization of operating lease right-of-use assets of $671 thousand and stock-based compensation expense of $30.1 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $79.7 million and consisted of $314.3 million in purchases of short-term and long-term investments and $3.4 million in purchases of property and equipment, partially offset by $238.0 million received from the maturities and early calls of short- and long-term investments.
Net cash provided by investing activities for the nine months ended September 30, 2023 was $92.8 million and consisted of $428.6 million received from the maturities of short-term investments and $100.0 million received from gain from sale of priority review voucher, partially offset by $425.9 million in purchases of short-term and long-term investments and $10.0 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $24.6 million and consisted of proceeds of $30.0 million from exercises of stock options, partially offset by $4.2 million used for employee tax withholding payments related to vested restricted stock units and $1.2 million used for employee tax withholding payments for settlement of vested restricted stock awards.
Net cash provided by financing activities for the nine months ended September 30, 2023 was $200.1 million and consisted of proceeds of $159.7 million from issuances of common stock, proceeds of $41.2 million from exercises of stock options, partially offset by $749 thousand used for employee tax withholding payments for settlement of vested restricted stock awards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $588.3 million as of September 30, 2024, which consisted primarily of money market funds, commercial paper, corporate bonds and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
We also have established operations in Europe and Japan and hold cash in Swiss Francs, Euros and Japanese Yen. We are subject to foreign exchange rate risk arising from transactions conducted in the aforementioned foreign currencies, however, our foreign operations are not currently material to our business. We do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in foreign currency exchange rates.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are aware of several companies and institutions that have developed, or are currently developing, alternative autologous or palliative gene therapy or other approaches for our targeted indications, including DEB, cystic fibrosis, solid tumors, and aesthetic skin conditions. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical, and other resources, such as larger research and development, clinical, marketing, and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunities could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than VYJUVEK or any product candidate that we may develop and commercialize. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render VYJUVEK or any of our product candidates uneconomical or obsolete, and we may not be successful in marketing VYJUVEK or any of our product candidates that obtain regulatory approval against competitors.
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
We face an inherent risk of product liability lawsuits related to the sale of VYJUVEK, use of VYJUVEK and our product candidates, and testing of our product candidates. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, health care providers, or others using or administering VYJUVEK and our product candidates. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:
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
Our product liability insurance coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage when we begin commercialization of VYJUVEK outside of the United States or the commercialization of our product candidates, if approved. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim, or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition, and results of operations.
Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product or product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
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
From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. For example, we may face or initiate claims related to intellectual property matters, employment matters, or commercial matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim, or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used by us, our employees, or others to communicate about our business, VYJUVEK, our clinical development programs, DEB, and the diseases our product candidates are being developed to treat. We use social media in connection with our commercialization efforts of VYJUVEK and intend to use it in connection with our commercialization efforts of our product candidates, if approved. Social media practices in the biotechnology and biopharmaceutical industries continue to evolve, and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation and heightened scrutiny by the FDA, the Securities and Exchange Commission, or the SEC, and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial of our product candidates, or to report an alleged adverse event. If such disclosures occur, there is a risk that clinical trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information, loss of trade secrets or other intellectual property, public exposure of personal information of our employees, patients who use VYJUVEK, clinical trial patients, and others, or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, VYJUVEK, or our product candidates that seriously damage our reputation, brand image, and goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business that could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.
We have experienced significant growth in the number of employees and infrastructure and may experience difficulties in managing this growth. If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.
We have experienced a period of significant expansion in personnel and of our facilities, infrastructure and overhead as we developed our own manufacturing facilities, built our sales, marketing and distribution infrastructure that we believe is necessary to commercialize VYJUVEK, and increased our research and development efforts. The commercialization of VYJUVEK and our ongoing development of other product candidates will continue to impose significant capital requirements, as well as added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate new personnel in the United States and abroad. Our future performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively. If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial, and other systems and resources to manage our operations, continue our research and development activities and build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale, and, depending on demand, may need to scale up the manufacturing process for any approved product, which is subject to risks and uncertainties. Future growth would impose significant added responsibilities on members of management. Our management, finance, development personnel, systems, including infrastructure such as IT and facilities, currently in place may not be adequate to support this expected future growth. Our need to effectively manage our operations, growth, and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain enough numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development, and growth goals.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the time for Medicare contractors to recoup Medicare overpayments to providers from three to five years. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. In relevant part, the IRA allows Medicare to negotiate prices for certain prescription drugs, requires drug manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation, caps out of pocket spending for Medicare Part D enrollees, and makes other benefit design changes to Medicare Part D intended to lower drug costs for enrollees and Medicare. Implementation of these changes began in 2023, and will continue to be implemented over the next several years. Multiple pharmaceutical manufacturers have challenged the law in court, largely on constitutional grounds. These suits will likely continue and the ultimate effects of such legal challenges are unclear. At this time, we continue to evaluate the effect of the IRA on our business operations and financial condition and results as the full impact of the IRA remains uncertain.
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
In addition to any applicable privacy and data security laws and regulations, we may be subject to industry standards adopted by industry groups or bound by other contractual obligations related to privacy and data security. We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to regulatory inquiries, regulatory enforcement actions, and other adverse consequences.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties that process personal information or other sensitive data our behalf fail, or are perceived to have failed, to address or comply with applicable privacy and data security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, and inspections), litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers, significant reputational harm, an inability to process personal information or to operate in certain jurisdictions, limited ability to commercialize VYJUVEK or develop and commercialize our product candidates, expenditures of time and resources to defend ourselves against claims or inquiries, adverse publicity, or substantial changes to our business model or operations.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and interest rates and concerns of a recession in the United States or other major markets due to a number of factors. For example, inflation and rising interest rates have recently caused volatility and disruptions in the capital and credit markets, and it is unclear how long such volatility will continue. In addition, Russia’s invasion of Ukraine and/or the Israeli conflicts in the Middle East may lead to a prolonged, adverse impact on global economic, sociopolitical, and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed or on acceptable terms, if at all. A weak or declining economy, sanctions, trade restrictions and other global conditions could also strain our suppliers, possibly resulting in supply delays or disruptions. Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations, and prospects.

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
Natural disasters could severely disrupt our operations or the operations of third-party suppliers or service providers and have a material adverse effect on our business, financial condition, results of operations and prospects. The severity and frequency of weather-related natural disasters have been amplified, and are expected to continue to be amplified by, global climate change. Such natural disasters may cause damage to and/or disrupt our operations, which may result in a material adverse effect on our VYJUVEK sales, our other product candidates, business, and results of operations. Moreover, climate change may also result in various chronic physical changes, such as changes in temperature or precipitation patterns or sea-level rise, that could have an adverse impact on our operations. Our suppliers, vendors and business partners also face similar risks, and any disruption to their operations could have an adverse effect on our supply chain and manufacturing operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities and IT systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. A significant portion of our current supply of materials necessary for production of VYJUVEK and our product candidates, as well as finished VYJUVEK and product candidates, is located at our manufacturing facilities in Pittsburgh, Pennsylvania. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact the price of our common stock, as well as our access to and cost of capital. Furthermore, certain investors and others have been engaged in “anti-ESG” campaigns, and, to the extent we take actions that are seen as positive to some investors, other investors may take issue with such actions. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC recently adopted new rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules pending the completion of judicial review. Therefore, it is unknown whether the new rules will go into effect and if they do, whether there will be significant changes. If the new rules go into effect and are not substantially different than the rules adopted by the SEC, we may be required to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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

•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products that are approved for sale, and exposure to foreign currency exchange rate fluctuations;
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
The development and commercialization of our product candidates are subject to many uncertainties, including the following:
•successful completion of preclinical studies, including animal studies, to determine the predicted safety and efficacy profile of our product candidates;
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
The results of nonclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the study subject populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials.
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
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications;
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
We rely on third parties to conduct certain of our preclinical studies or aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
We depend upon third parties to conduct certain of our preclinical studies and depend on third parties, including independent principal investigators, to conduct our clinical trials under agreements with universities, medical institutions, and others. We negotiate budgets and contracts with such third parties, which may result in delays to our development timelines and increased costs.
We rely on third parties over the course of our clinical trials, and, as a result, may have limited control over the clinical principal investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with CGCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these CGCP requirements through periodic inspections of clinical trial sponsors, clinical investigators, and clinical trial sites. If we or any of these third parties fail to comply with applicable CGCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these clinical trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with CGCP requirements. In addition, our later-stage clinical trials must be conducted with product produced under Current Good Manufacturing Practice, or CGMP, requirements and may require a large number of study subjects.
Our failure or any failure by these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. Any third parties conducting our preclinical studies or our clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated, and we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed or precluded entirely. Though we carefully manage our relationships with principal investigators and other third parties, there can be no assurance that we will not encounter challenges or delays or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data becomes available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as study subject enrollment continues and more data becomes available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line” or interim data and final data could significantly harm our business, financial condition, results of operations, and prospects.

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
Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations, and prospects will be adversely affected.
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our approved product, VYJUVEK, and product candidates and adversely affect our business, financial condition, results of operations, and prospects.
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
In the European Union, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. In the European Union, orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but orphan drug designation may entitle an applicant to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan products are entitled to ten years of market exclusivity for the approved therapeutic indication, which means that the EMA and European Commission cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time: (i) the second applicant can establish that its product, although similar, is safer, more effective, or otherwise clinically superior; (ii) the applicant cannot supply enough orphan medicinal product, or (iii) where the applicant consents to a second orphan medicinal product application.
The orphan drug designation system in Japan aims to support the development of drugs for diseases that affect fewer than 50,000 patients in Japan, for which significant unmet medical need exists. An investigational therapy is eligible to qualify for orphan drug designation in Japan if there is no approved alternative treatment option or if there is high efficacy or safety compared to existing treatment options expected. Specific measures to support the development of orphan drugs in Japan include subsidies for research and development expenditures, prioritized consultation regarding clinical development, reduced consultation fees, tax incentives, priority review of applications, reduced application fees, and extended registration validity period. Up to ten years of orphan exclusivity, known as the re-examination period, is granted for the product after approval. The orphan drug exclusivity may be rescinded by the Japanese government in certain circumstances.
Even though we have obtained orphan drug exclusivity for VYJUVEK in the United States; orphan drug designation for B-VEC in the European Union and Japan; orphan drug designation for KB105 and KB407 in the United States and the European Union; and orphan drug designation for KB408 in the United States, we cannot assure you that we will be able to obtain or maintain orphan drug exclusivity and if we are able to maintain the orphan drug exclusivity, the exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, we cannot assure you that any of our other product candidates will be approved for any orphan-designated use in any jurisdiction, in a timely manner or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of any of our drug candidates for several years. If we are unable to maintain or obtain orphan drug exclusivity, our ability to generate sufficient revenue may be negatively affected. If a competitor is able to obtain orphan drug exclusivity that would block our product candidates’ regulatory approval, our ability to generate revenue could be significantly reduced, which would harm our business prospects, financial condition, and results of operations. We do not know if, when, or how the FDA or other regulators may change the applicable orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes may be made to orphan drug regulations and policies, our business could be adversely impacted.
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
Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation, or Priority Review by the FDA, or PRIME Scheme by the EMA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and such designations may not increase the likelihood that any of our product candidates will receive marketing approval.
We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-

threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time for FDA review or approval will not be shortened.
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
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor that receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the United States within one year following the date of approval. We received rare pediatric disease designation for VYJUVEK and were awarded a priority review voucher following FDA approval of VYJUVEK in May 2023. The priority review voucher was sold in August 2023. We have also obtained a rare pediatric disease designation for KB105, KB104, and for KB407. In addition, in May 2024, inhaled KB707 was granted rare pediatric disease designation by the FDA for the treatment of osteosarcoma, and in August 2024, intratumoral KB707 was granted rare pediatric disease designation by the FDA for the treatment of rhabdoymyosarcoma. However, there is no guarantee that we will be able to obtain a priority review voucher if these product candidates are approved by the FDA. Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.
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
Before we can begin to commercially manufacture our product candidates, we must pass a pre-approval inspection of our manufacturing facilities by the FDA. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. To obtain approval, we need to ensure that all our processes, methods, and equipment are compliant with CGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. If any of our vendors, contract laboratories, or suppliers is found to be out of compliance with CGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories, or suppliers. The CGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with CGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we will be subject to possible regulatory action and may not be permitted to sell any approved product that we may develop.
In addition, the manufacturing process used to produce VYJUVEK and our product candidates is complex and novel and demand for an approved product may require the need for us to change the manufacturing process, which may require regulatory approval before we are able to sell the product manufactured by the changed process. The production of VYJUVEK and our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that VYJUVEK and our product candidates are made strictly and consistently in compliance with the process. Problems with an approved manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. In addition to the potential impacts of problems with an approved manufacturing process, changes to an approved manufacturing process may result in problems with the process design, process reproducibility, stability, or batch consistency, and may require regulatory approval before we are permitted to sell products manufactured with the changed manufacturing process, which could potentially delay commercial availability of an approved product. We may encounter problems achieving adequate quantities and quality of materials that meet FDA, EMA, or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
We may maintain third-party manufacturing capabilities in order to provide multiple sources of supply of VYJUVEK or a product candidate that is approved for sale. In addition, we may utilize third parties to manufacture components of VYJUVEK or our product candidates. For example, we use a third-party to manufacture the sterile gel that is mixed with our in-house produced vector for VYJUVEK. Our ability to commercially supply VYJUVEK depends, in part, on the ability of third parties to supply and manufacture the raw materials and other important components related to our manufacture of VYJUVEK. For some materials and components related to our manufacture of VYJUVEK and our product candidates, there are, in general, relatively few alternative sources of supply, and our use of a limited number of suppliers for some of the components and materials used in manufacturing VYJUVEK and our product candidates and commercially supplying VYJUVEK exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet demand. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize VYJUVEK or any approved product candidate. Any of our existing suppliers may:
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

In the event of any of the foregoing, if we do not have an alternative supplier or manufacturer in place, we may not be able to manufacture our products for commercial, regulatory, or clinical purposes and would be required to expend substantial management time and expense to identify, qualify, and transfer to alternative suppliers or manufacturers. There can be no assurance that replacements would be available to us on a timely basis, on acceptable terms, or at all. Any need to find and qualify new suppliers or manufacturers could significantly delay production of VYJUVEK or any product candidate, if approved, adversely impact our ability to market VYJUVEK or any product candidate, if approved, and have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we or a third-party supplier or manufacturer fails to comply with applicable CGMP regulations, the FDA and foreign regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations, and prospects to be materially harmed.
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
Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of VYJUVEK or our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations, and prospects.
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
Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions, and cause patients to lose confidence in us or our products, among other negative consequences.
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
•establishing and maintaining an integrated, robust quality management system for clinical, manufacturing, supply chain, and distribution operations; and
•cultivating a proactive, preventative quality culture and employee and supplier training to ensure quality.
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
We may desire or need to make manufacturing process changes to scale-up manufacturing to meet increased demand, to improve efficiencies or costs, or otherwise. Scaling up a manufacturing process carries regulatory, financial, and operational risks, which could potentially impact product availability. For example, as a result of the strong and increasing commercial demand for VYJUVEK, we designed a revised commercial manufacturing process that should more than quadruple the output of each production batch. We have validated the revised commercial manufacturing process and submitted a PAS to the FDA, which must be approved by the FDA before we can commercially sell VYJUVEK manufactured with the revised commercial manufacturing process. In addition to requiring FDA approval of a PAS, there are risks associated with scaling up a manufacturing process, including, among others, cost overruns, potential problems with the process scale-up design, process reproducibility, stability issues, and batch consistency. Furthermore, studies or tests to demonstrate comparability of product manufactured under an existing and under a revised manufacturing process, or any other studies on a revised process, such as validation studies, may uncover findings that result in the FDA delaying or refusing to approve a new process. We cannot guarantee when the FDA will approve the PAS for the scaled-up VYJUVEK manufacturing process. Until an enhanced VYJUVEK manufacturing process is approved by the FDA, we will need to meet any additional demand for VYJUVEK from batches manufactured with our existing FDA-approved commercial manufacturing process, which could potentially delay the commercial availability of VYJUVEK and adversely affect our business, results of operations, and financial condition.
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
We rely on a small number of third parties to commercially distribute VYJUVEK to patients in the United States. We have contracted with a third-party packaging company to package VYJUVEK, a third-party logistics company to warehouse, process, and ship VYJUVEK to a limited number of specialty pharmacies that mix the medication and administer it to patients in the patient’s home by a healthcare professional and to a limited number of hospitals and distributors where patients are administered the medication in a hospital or clinic. This distribution network requires significant coordination with our sales and marketing and finance organizations. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue from VYJUVEK. If we are unable to effectively manage the distribution process, the sales of VYJUVEK could be compromised and our results of operations may be harmed.
If the third parties involved in the commercial distribution of VYJUVEK in the United States do not fulfill their contractual obligations to us or refuse or fail to adequately or to properly distribute VYJUVEK and serve patients, or the agreements with them are terminated without adequate notice, shipments of VYJUVEK, and associated revenue, could be adversely affected. In addition, if we were required to replace such third parties, it could take time to locate an appropriate replacement third-party on acceptable terms, which could cause delays in our distribution network and increased expenses, and thereby adversely impact our commercial sales of VYJUVEK in the United States and result in a material adverse effect on our business, financial condition, results of operations, and prospects.
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
To achieve commercial success for VYJUVEK, we have devoted and anticipate that we will continue to devote significant resources to support our sales force, marketing, market access, and medical affairs teams and distribution capabilities. There are risks involved with establishing our own sales, marketing, distribution, training, and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time-consuming and could delay our ability to focus on other priorities. If the commercial launch of VYJUVEK in the United States is not successful for any reason, this would be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, market access, and medical affairs personnel or terminate on favorable terms any agreements entered into with third parties to support our commercialization efforts.
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
If our sales force, marketing, market access, and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial launch of VYJUVEK, impact our ability to generate revenue, and harm our business.

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
We focus our research and product development primarily on genetic medicines for patients with debilitating diseases. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with VYJUVEK or our product candidates, various pricing scenarios, and our understanding of reimbursement policies in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we commercialize VYJUVEK in the United States and learn more about market dynamics and engage with regulators on additional potential marketing approvals, our view of VYJUVEK’s initial potential market opportunity will become more refined. The addressable patient population in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with VYJUVEK or our product candidates, if approved, or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations, and prospects. If we are unable to successfully commercialize VYJUVEK or any future product candidates with attractive market opportunities, our future product revenue may be smaller than anticipated, and our business may suffer.
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
In addition to determining market opportunities for our products, we need to accurately forecast demand and the timing of the demand, which is difficult. Incorrect demand estimates could adversely impact our business, financial condition, results of operations, and prospects. For example, if product demand is higher than we initially estimate, we may need to spend time and money on increasing our manufacturing capabilities and/or changing our manufacturing processes, which could require greater capital expenditures than initially forecasted and potentially delay commercial availability of an approved product, which could adversely affect our business, financial condition, and results of operations.

The commercial success of VYJUVEK and our product candidates will depend upon their degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.
Even with the requisite approvals from the FDA in the United States, potential approvals of VYJUVEK from the EMA in the European Union, PMDA in Japan, and other regulatory authorities internationally (and potential approvals of any of our product candidates by regulatory authorities), the commercial success of VYJUVEK and our product candidates will depend, in part, on the acceptance of physicians, patients, and health care payors of gene therapy products in general, and VYJUVEK and our product candidates, in particular, as medically necessary, cost-effective, and safe. VYJUVEK and any product candidate that we commercialize may not gain acceptance by physicians, patients, health care payors, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become consistently profitable. The degree of market acceptance of gene therapy products and VYJUVEK and our product candidates, if approved for commercial sale, will depend on several factors, including:
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
We expect that coverage and reimbursement of pharmaceuticals may be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Drug pricing by pharmaceutical companies recently has come under increased scrutiny and continues to be subject to intense political and public debate in the United States and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the United States. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs. Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render VYJUVEK or our product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenue and gross margins.
We cannot predict the extent to which our business may be affected by proposed health care reforms and cost reductions or potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to the pricing of drugs or biologics generally could restrict the amount that we are able to charge for VYJUVEK or our product candidates, if approved, which would adversely affect our anticipated revenue and results of operations.
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
Obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property protection, manufacture, sale, and distribution expenses, and therefore, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment.
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
Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our approved product, current product candidates, additional product candidates in our pipeline, and current and future innovations related to our vector platform. The patent prosecution process is expensive, time-consuming, and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner.
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
Our commercial success depends upon our ability (and the ability of any potential future collaborators) to market and sell VYJUVEK and to develop, manufacture, market, and sell our product candidates, and to freely use our proprietary technologies without infringing the rights and intellectual property of others. Many companies and institutions have filed, and continue to file, patent applications related to various aspects of gene therapy. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing, and can be revised before issuance, there may be applications now pending which may later result in issued patents that a third-party asserts are infringed by the manufacture, use, sale, or importation of VYJUVEK or any of our product candidates, if approved. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to VYJUVEK, our product candidates, or related technologies, including, for example, interference proceedings, post grant review challenges, and inter partes review before The United States Patent and Trademark Office. Our competitors or other third parties may assert infringement claims against us, alleging that our products, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect.
There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patents or other intellectual property rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize VYJUVEK or any of our product candidates, if approved. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. In such a hypothetical situation, there is no assurance that a court of competent jurisdiction would find that our product, product candidates, or technologies do not infringe a third-party patent.
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcomes are uncertain. If we are found, or believe there is a risk that we may be found, to infringe a third-party’s valid and enforceable intellectual property rights, we could be required (or may choose) to obtain a license from such a third-party to continue developing, manufacturing and marketing our approved product, product candidates, and technologies. However, we may not be able to obtain any required license on commercially reasonable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and further, it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing product or technologies. We also could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our products and technologies or force us to cease some or all our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations, and prospects.
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
We have been subject to claims asserting that we, our employees, or our advisors have wrongfully used or disclosed alleged trade secrets of other parties, and we may face such claims in the future or claims asserting ownership of what we regard as our own intellectual property.
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
Should any of these events occur, they could significantly harm our business, financial condition, results of operations, and prospects.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred net losses in the past and may not sustain profitability.
Although we generated net income starting with the year ended December 31, 2023, we previously incurred recurring losses and negative cash flows from operations since our inception. Our transition to operating profitability depends on our ability to (i) successfully commercialize VYJUVEK in the U.S. and obtain the necessary regulatory approvals to commercialize VYJUVEK outside of the U.S. and then successfully commercialize VYJUVEK outside the U.S., and (ii) complete the development of, and obtain the regulatory approvals necessary to successfully commercialize our product candidates with significant market potential. We have devoted substantially all our efforts to date to (i) research and development of our gene therapy platform, product candidates and our manufacturing infrastructure, and, more recently, (ii) commercializing VYJUVEK in the U.S. We expect to continue to incur significant expenses for the foreseeable future and our operating results may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•manufacture, market, and sell our lead product, VYJUVEK, in the U.S. and prepare for regulatory approvals outside of the U.S. and if such approvals are received, commercialize VYJUVEK in those geographies;
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
•further establish our sales, marketing, and distribution infrastructure to commercialize VYJUVEK and product candidates for which we may obtain marketing approval;
•develop, maintain, expand, and protect our intellectual property portfolio; and
•acquire or in-license other product candidates and technologies.
To remain profitable, we must be successful in a range of challenging activities, including designing, initiating, and completing clinical trials for our product candidates, developing, validating, and maintaining commercial scale manufacturing processes, obtaining marketing approvals, manufacturing, marketing, and selling VYJUVEK and any product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. If we were required to discontinue development of any of our product candidates, if VYJUVEK does not receive regulatory approvals outside the U.S., or any of our product candidates do not receive regulatory approvals, or if VYJUVEK or any of our product candidates, if approved, fails to achieve sufficient market acceptance for any indication, our ability to remain profitable and our business prospects and financial condition could be materially adversely affected. Moreover, if we decide to leverage any success with VYJUVEK or any of our current product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business may be materially adversely affected.
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
To complete the process of obtaining regulatory approval for our product candidates and to continue building the manufacturing, sales, marketing, and distribution infrastructure that we believe is or will be necessary to successfully commercialize VYJUVEK and our product candidates, if approved, we may require substantial additional funding. We expect to continue to incur significant expenses related to sales, medical affairs, marketing, manufacturing, and distribution of VYJUVEK in the United States and abroad. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant additional expenses related to product sales, medical affairs, marketing, manufacturing, and distribution. We may need additional funding to complete the development of our product candidates and to commercialize any such approved products. Our future capital requirements will depend on many factors, including:
•the ability of VYJUVEK to generate sufficient revenue;
•the costs of product sales, medical affairs, marketing, manufacturing, and distribution for VYJUVEK;
•the outcome, timing and costs of seeking regulatory approvals for VYJUVEK outside the U.S.;
•the progress, timing, results, and costs of our current and planned clinical trials;
•the continued development and the filing of IND applications for our product candidates;
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
•the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers, and other third-party payors;
•subject to receipt of marketing approval, if any, revenue received from commercial sale of our current and future product candidates;
•the terms and timing of any current or future collaborations, distribution, licensing, consulting, or other arrangements;

•the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, maintenance, defense, and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to our license agreements, if any;
•the terms of our license agreements, if any, and our achievement of milestones under those agreements;
•our ability to establish and maintain collaborations and licenses on favorable terms, if at all; and
•the extent to which we acquire or in-license other product candidates and technologies.
Identifying product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for our product candidates in development or future product candidates. Revenue will be derived from VYJUVEK until we have another product candidate receive marketing approval. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our existing stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of additional financing may be impacted by, among other things, general market conditions, the market’s perception of our approved product, VYJUVEK, and product candidates, our growth potential, and the market price per share of our common stock. See “Raising additional capital could cause the price of our common stock to decline and cause dilution to our stockholders, restrict our operations or require us to relinquish rights.”
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire and could have a material adverse effect on our results of operations in future years.
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
We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We are transitioning from a company with a research and development focus to a company undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications, and delays and may not be successful in such a transition. Accordingly, you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance.
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
Raising additional capital could cause the price of our common stock to decline and cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.
Until such time as we can generate substantial and consistent product revenue, we may need to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We may issue additional common stock or restricted securities as part of such financing activities and any such issuances may have a dilutive effect on our then-existing stockholders. Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock.
The incurrence of indebtedness would result in fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business.
If we are unable to raise additional funds through equity or debt financings when needed, and instead raise additional capital through marketing and distribution agreements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our current and future product candidates, technologies, future revenue streams, or discovery programs or grant licenses on terms that may not be favorable to us.
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
•the results of our efforts to discover, develop, acquire, or in-license additional product candidates;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
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
•general economic, industry, and market conditions; and
•the other factors described in this “Risk Factors” section.
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and is required to have an independent auditor assess the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the market price of our common stock.
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
We have broad discretion in the use of our cash, cash equivalents, and marketable securities and may not use them effectively.
Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline, and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 30, 2024, none of our directors or officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2024, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 4, 2024	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: November 4, 2024	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)