Form 10-K
period 2024-12-31
Krystal Biotech, Inc.
filed 2025-02-19
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________________________________________________________________
FORM 10-K
______________________________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38210
______________________________________________________________________________________________________________________________________________________________
Krystal Biotech, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________________________________________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2024 as reported by The Nasdaq Stock Market, was $4.6 billion.
The number of shares of registrant’s common stock outstanding as of February 12, 2025 was 28,806,078.
Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.
Forward-looking statements appearing in a number of places throughout this Annual Report on Form 10-K include, but are not limited to, statements about the following, among other things:
•our commercialization plans in the United States for our first commercial product, VYJUVEK® (beremagene geperpavec-svdt, or B-VEC; referred to as B-VEC outside the U.S.), which was approved by the United States Food and Drug Administration (the “FDA”) in May 2023 for the treatment of dystrophic epidermolysis bullosa (“DEB”);
•the timing, scope and results of our regulatory filings and potential approvals for marketing authorizations for B-VEC in the European Union (the “EU”) and Japan;
•our plans and expected timing of commercial launch of B-VEC in Europe and Japan;
•our plans for commercialization of B-VEC outside of the United States, major European markets, and Japan;
•the initiation, timing, progress, and results of clinical trials for KB407, KB408, KB707 (intratumoral and inhaled), KB105, KB803, KB301, KB304, and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and the timing of our disclosure of study data;
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
•our plans and ability to successfully identify, develop and commercialize our product candidates;
•our beliefs about our proprietary HSV-1 based vector platform, including its ability to deliver multiple genes and other effectors, which could enable development of therapies for more common conditions that are not necessarily the result of an inherited genetic defect;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the scalability and commercial viability of our proprietary manufacturing methods and processes;
•the rate and degree of market acceptance and clinical utility of VYJUVEK and our product candidates and gene therapy, in general;
•our competitive position;
•our intellectual property position and our ability to protect and enforce our intellectual property;
•the impact of laws and regulations and potential changes thereto; and
•any statements regarding U.S. or global economic conditions and the impact on our business, or performance and any statement of assumptions underlying any of the foregoing.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements publicly as a result of subsequent events, developments or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by the Company that involves a number of assumptions and limitations. Neither the Company nor any other person makes any representation as to the accuracy or completeness of such data or undertakes any obligation to update such data after the date of this Annual Report.
Other than VYJUVEK, all products described in this Annual Report on Form 10-K are investigational therapies. This Annual Report on Form 10-K contains references to details of our clinical trials that can be found at www.clinicaltrials.gov. Nothing included on www.clinicaltrials.gov shall be deemed incorporated by reference into this Annual Report on Form 10-K. The Company is using the Aerogen Solo® Nebulizer System and Aerogen® Ultra in its clinical trials evaluating KB407, KB408, and inhaled KB707.
Throughout this Annual Report on Form 10-K, unless the context requires otherwise, all references to “Krystal,” “the Company,” “we,” “our,” “us” or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries.
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
•If we are not successful in discovering, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
•We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize and market our product candidates, if approved.
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
•Our internal computer systems, or those of any third-party with whom we do business may fail or suffer a cyber-security incident, such as a data breach or computer virus, which could harm our business by damaging our reputation, exposing us to liability, adversely impacting our revenue, or materially disrupting our operations, including production of VYJUVEK or our product development programs.
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

•VYJUVEK or our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences before or following any potential marketing approval.
•We rely on third parties to conduct certain of our preclinical studies or aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
•We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•VYJUVEK and our product candidates that receive marketing approvals remain subject to regulatory oversight even after regulatory approval. We will continue to incur costs related to regulatory compliance and are subject to risks related to non-compliance with or changes to applicable laws and regulations, which could cause VYJUVEK or any of our product candidates that obtain regulatory approval to lose that approval.
•Even though we have obtained FDA approval of VYJUVEK and even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for them outside of the United States, which would limit our market opportunities and adversely affect our business.
•Delays in obtaining regulatory approvals of the process, or changes to the process, and facilities needed to manufacture VYJUVEK or our product candidates or disruptions in our manufacturing process may disrupt our production of VYJUVEK or delay or disrupt our development and commercialization efforts with respect to our product candidates.
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
•Any contamination in, or changes to, our manufacturing process, shortages of raw materials or failure of any of our key suppliers to deliver necessary components could result in delays in our ability to produce VYJUVEK or any other approved product for commercial supply or any product candidate for clinical development.
•We have limited experience as a commercial company and the sales, marketing, and distribution of VYJUVEK or any future approved products may be unsuccessful or less successful than anticipated.
•If we are unable to maintain our agreements with third parties to distribute VYJUVEK, our results of operations and business could be adversely affected.
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

PART I
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
•Reproducible and Scalable Manufacturing: Successful production of viral vectors involves two steps: (i) the ‘upstream’ process, which yields a bulk virus harvest; and (ii) the ‘downstream’ process, which involves purification and concentration of the clinical product. Successful and reproducible execution of both processes is critical for commercial manufacturing. Our scientific team’s collective decades of experience and expertise in HSV engineering and purification has allowed us to successfully optimize our engineered HSV-1 vector production process and develop in-house Chemistry, Manufacturing, and Controls (“CMC”) capabilities.
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

Our FDA Approved Commercial Product
VYJUVEK (beremagene geperpavec-svdt, or B-VEC; referred to as B-VEC outside the United States)
Disease Background
DEB is a rare and severe monogenic skin disease. DEB affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1, which is responsible for the formation of the protein type VII collagen (“COL7”). COL7 forms anchoring fibrils that bind the dermis (inner layer of the skin) to the epidermis (outer layer of the skin). In DEB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils, leading to extremely fragile skin that blisters and tears from minor friction or trauma. Those who are born with DEB are sometimes called “butterfly children,” because their skin is likened to be as fragile as the wings of a butterfly. DEB patients may suffer from open wounds, skin infections, fusion of fingers and toes, ocular complications that can result in severe vision loss, and gastrointestinal tract problems throughout their lifetime, and may eventually develop squamous cell carcinoma, a potentially fatal condition. We believe that there are, at present, over 3,000 DEB patients in the United States and over 9,000 worldwide. Prior to the approval of VYJUVEK, the standard of care for DEB patients had been limited to palliative measures that seek to provide relief from some of the symptoms of DEB but do not meaningfully impact disease outcomes.
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
Commercial Launch
We launched VYJUVEK, the first FDA approved treatment for DEB and the first and only corrective therapy for DEB, in the United States in August 2023. We estimate that there are over 3,000 patients in the United States suffering from DEB, of which 1,200 were identified at launch through claims analytics and pre-launch patient identification activities conducted by our commercial field force. Since our commercial launch of VYJUVEK in the United States, we have reported $341.2 million in net product revenue.
Our market access team has successfully secured strong nationwide coverage across the United States including, as of February 2025, positive policies or coverage decisions from plans covering over 97% of commercial and Medicaid lives. In January 2024, we announced that the United States Centers for Medicare & Medicaid Services (“CMS”) had assigned a permanent and product-specific J-code for VYJUVEK, effective on January 1, 2024.
Preparations and infrastructure build out are underway in Europe and Japan to support direct commercial launch by Krystal in these regions, which is expected in 2025. Outside of the United States, major European markets and Japan, we intend to and have started entering into distribution arrangements with specialty distributors to commercialize VYJUVEK.
We sell VYJUVEK to a limited number of specialty pharmacy (“SPs”) providers that mix the medication to be administered by a healthcare professional in either a healthcare professional or home setting and to a limited number of hospitals or specialty distributors (“SDs”) who deliver to hospitals where patients are administered the medication in a healthcare setting.
Regulatory Status
On May 19, 2023, the FDA approved VYJUVEK, the first ever redosable gene therapy, for treating patients, six months of age or older, suffering from DEB. No clinical post-marketing commitments or Risk Evaluation and Mitigation Strategies program were required by the FDA. With the approval, the FDA issued a Rare Pediatric Disease Priority Review Voucher (“PRV”), which confers priority review to a subsequent drug application that would not otherwise qualify for priority review. We sold the PRV in the third quarter of 2023 for $100 million.
The FDA had previously granted Orphan Drug Designation (“ODD”), Fast Track Designation, Rare Pediatric Designation (“RPDD”), and Regenerative Medicine Advanced Therapy to B-VEC for the treatment of DEB.

In September 2023, we received a positive opinion from the EMA Pediatric Committee on the Pediatric Investigation Plan for B-VEC for the treatment of DEB. Based on this positive opinion, we expect to be eligible for up to an additional two years of marketing exclusivity in the EU, on top of the ten-year EU market exclusivity after market approval in the EU. The European regulatory authorities have also granted B-VEC Orphan Designation and PRIority MEdicines eligibility for B-VEC to treat DEB.
In October 2023, we submitted a marketing authorization application (“MAA”) to the EMA for B-VEC for the treatment of DEB in patients from birth. In November 2023, we were notified that the MAA had been validated and was now under Committee for Medicinal Products for Human Use (“CHMP”) review. In February 2024, the EMA completed inspection of our manufacturing facility as part of the MAA review process and, in May 2024, European Union good manufacturing practice (“EU GMP”) certification was granted by the EMA. Based on recent interactions with the EMA, we expect a CHMP opinion on the MAA in the first quarter of 2025.
In December 2023, B-VEC was granted ODD status for the treatment of DEB by the Japan Ministry of Health, Labour and Welfare, a designation which confers specific benefits for orphan drug development including priority review of applications, extended registration validity, and reduced development costs. In October 2024, we filed a Japan New Drug Application (“JNDA”) with Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). The JNDA includes the results from an open label extension (“OLE”) study of B-VEC in Japanese patients (the “Japan OLE”), the design of which had been approved by the PMDA in July 2023. A decision on the JNDA by the PMDA is expected in the second half of 2025.
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
We initiated a pivotal Phase 3 trial (the “GEM-3 trial”) in July 2020. The GEM-3 trial of topical B-VEC for the treatment of DEB was a randomized, double-blind, intra-patient placebo-controlled multicenter study designed to evaluate the efficacy and safety of B-VEC for patients suffering from both recessive and dominant forms of DEB. The trial enrolled 31 participants with DEB, aged 6 months or older at time of consent. In each patient, a primary wound pair was identified by the investigator; one wound was randomized to receive a weekly topical application of B-VEC and the other to receive placebo. These primary wounds were treated once weekly for six months until wound closure. If a wound re-opened at any point during the study, weekly dosage resumed until closure. The dose administered to each wound was dependent on the size of the wound. A maximum vector dose per patient per week was defined on the basis of preclinical and clinical safety data. In the event that the maximum dose per patient had not been reached based on dosing of the primary wounds, the study investigators and patients had the opportunity to select additional “secondary” wounds across which the remaining weekly dose was applied. We announced positive results from the GEM-3 trial in November 2021 and in December 2022 full results from the GEM-3 trial were published in the New England Journal of Medicine.
Following completion of the GEM-3 trial, we initiated an OLE to provide extension of B-VEC treatment for participants who completed the GEM-3 trial (“rollover participants”) and B-VEC treatment for newly enrolling participants (“naïve participants”) with DEB. The OLE was a multi-center, open-label study of B-VEC for the topical treatment of DEB wounds. The study enrolled 47 participants in total, comprising of 24 rollover participants and 23 naïve participants, at five sites in the United States. In April 2022, following feedback from the FDA, we announced that patients enrolled in the OLE study would have the option to be dosed in their homes by a health care professional. The primary study objective was the assessment of safety and tolerability of extended dosing with B-VEC in a broader patient population. Various quality of life and participant satisfaction metrics were also assessed. The OLE study was concluded in the third quarter of 2023, and the safety profile continued to support the overall benefit-risk of B-VEC, with no new safety concerns noted with extended duration of dosing of B-VEC. We expect to disclose additional detailed study data at upcoming scientific meetings or in scientific publications.
In July 2023, the PMDA in Japan officially accepted our OLE study of B-VEC in Japanese patients. Following that acceptance, we initiated the Japan OLE study and completed study enrollment. In April 2024, the efficacy portion of the Japan OLE study was completed with results that closely mirrored those of our Phase 3 GEM-3 trial in the United States. B-VEC was well tolerated in the Japanese study population, with a safety profile consistent with previous studies, and all four patients that completed the study achieved the primary endpoint of complete wound closure at six months. Details of the study can be found at jrct.niph.go.jp under JRCT ID jRCT2053230075.

Our Pipeline Programs
Ophthalmology
KB803 (Ophthalmic B-VEC) for Ocular Complications of DEB
Disease Background
DEB is a rare and severe monogenic blistering disease that affects not only the skin, but also mucosal tissues dependent on COL7 anchoring fibrils for maintaining epithelial lining integrity. This includes the eye, where COL7 anchors the corneal epithelium. For a meaningful proportion of DEB patients, the genetic defect in COL7A1 results in loss or malfunctioning of these anchoring fibrils causing ocular complications, such as corneal erosions, abrasions, blistering, and scarring, that can lead to progressive vision loss.
Over 50% of patients with recessive form of DEB and an estimated 10% of patients with the dominant form of DEB are thought to suffer from ocular complications. Correspondingly, we believe there are over 750 patients in the United States and over 2,000 worldwide that are affected. Disease management varies from supportive care and wound management to surgical interventions to remove scar tissue. No corrective or FDA approved therapies are presently available.
KB803 (Ophthalmic B-VEC)
KB803 is a redosable eye drop formulation of B-VEC, designed to deliver two copies of the COL7A1 transgene to the epithelial cells in a patient’s eye to produce COL7 protein. As with VYJUVEK, the goal of therapy with KB803 is to treat the disease locally, at the molecular level, by providing the patient’s epithelial cells of the eye the template to make normal COL7 protein, and thereby address the fundamental disease-causing mechanism. In preclinical studies, single and repeated topical B-VEC administration to the eye in a mouse corneal lesion model resulted in localized COL7A1 expression with no adverse effects noted histologically.
B-VEC has been applied topically to the eye of one DEB patient under a compassionate use protocol. The clinical observations of this compassionate use case were published in the New England Journal of Medicine in February 2024. The patient presented with severe cicatrizing conjunctivitis secondary to DEB. Surgical symblepharon lysis of the patient’s right eye with pannus removal was conducted and regular administration of B-VEC as an eye drop directly to the eye (5×109 PFU/mL) were added to routine post-surgical care, three times weekly for the first two weeks and then once weekly. B-VEC application frequency was further decreased to once monthly once the corneal epithelium was healed. B-VEC was well tolerated with no drug-related adverse events noted. Full corneal healing was observed at three months, as well as significant visual acuity improvement from hand motion to 20/25 by eight months.
In February 2024, the FDA agreed with our proposed single arm, open label registrational Phase 3 study design to enable approval of KB803 to treat ocular complications secondary to DEB. We expect to initiate the study in the first half of 2025 and plan to enroll up to 30 DEB patients.
In August 2024, we initiated a natural history study to prospectively collect data on the frequency of corneal abrasions in patients with DEB and serve as a run-in period for patients who may be eligible to participate in the registrational Phase 3 study. We have enrolled approximately 50 DEB patients in the natural history study to date. Enrollment in the study is ongoing. Details of the natural history study can be found at www.clinicaltrials.gov under NCT identifier NCT06563414.
Respiratory
KB407 for Cystic Fibrosis (“CF”)
Disease Background
CF is the most common inherited genetic disorder in the United States and is caused by mutations in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. Lack of functional CFTR protein in secretory airway epithelia results in defective Cl-, bicarbonate, and thiocyanate secretion, coupled with enhanced Na+ absorption and mucus production, leading to dehydration and acidification of the airway surface liquid. CF is characterized by recurrent chest infections, increased airway secretions, and eventually, respiratory failure. While CF comprises a multiorgan pathology affecting the upper and lower airways, gastrointestinal and reproductive tracts, and the endocrine system, the primary cause of morbidity and mortality in CF is progressive lung destruction.
According to the Cystic Fibrosis Foundation (“CFF”), the median age at death for patients with CF in the United States was 36.9 years in 2023. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations and there is a significant unmet medical need for the approximately 10%-15% of patients with CF who have genetic mutations non-amenable to currently approved CFTR small molecule “modulators”. The CFF estimates that there are close to 40,000 children and adults living with CF in the United States, and an estimated 105,000 people diagnosed with CF across 94 countries. People of every racial and ethnic group are affected by this debilitating disease.

KB407
KB407 is a redosable off the-shelf gene therapy designed to deliver two copies of the full-length CFTR transgene directly to the airway epithelia via inhaled (nebulized) administration. By enabling expression of full-length, normal CFTR protein in the lung, treatment with KB407 has potential to restore ion and water flow into and out of lung cells to correct the lung manifestations of the disease in patients regardless of their underlying genetic mutation. Preclinical efforts to date have shown that KB407 successfully transduces patient-derived epithelial cells and delivers functional CFTR in vitro in 2D and 3D organotypic systems, and is amendable to non-invasive inhaled administration in vivo, as indicated by successful delivery to the lungs through the use of a clinically relevant nebulizer in small animal models. Successful delivery and distribution throughout the lung also was observed in nonhuman primates.
The FDA and the EMA have granted KB407 ODD and Orphan Designation, respectively, for the treatment of CF, and the FDA has granted KB407 RPDD for the treatment of CF.
Clinical Development of KB407
In July 2023, we announced that we had dosed the first patient in our Phase 1 CORAL-1 study evaluating KB407, delivered via a nebulizer, for the treatment of patients with CF. The CORAL-1 study is a multi-center, dose-escalation trial of KB407 in patients with CF, regardless of their underlying genotype. In December 2024, we announced an interim safety data update for patients treated with KB407 in the first two dose escalation cohorts. Both single and repeat inhaled administration of KB407 were well tolerated with only mild to moderate and transient adverse events observed. We expect to report safety and CFTR delivery data from patients in the third and final cohort in the middle of 2025. Details of the CORAL-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837.
In January 2025, the CFF Therapeutic Development Network (“TDN”) Clinical Research Executive Committee granted full sanctioning of our KB407 Phase 1 CORAL-1 study protocol.
KB408 for Alpha-1 Antitrypsin Deficiency (“AATD”) Lung Disease
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
In September 2023, the FDA granted KB408 ODD for the treatment of AATD.
Clinical Development of KB408
In February 2024, we announced that we had dosed the first patient in our Phase 1 SERPENTINE-1 study evaluating KB408, delivered via a nebulizer, for the treatment of patients with AATD. SERPENTINE-1 is a Phase 1 open-label, single dose escalation study in adult patients with AATD with a Pi*ZZ or Pi*ZNull genotype. In December 2024, we announced an interim clinical data update including safety data for seven patients enrolled in the first two dose escalation cohorts of SERPENTINE-1 as well as molecular data from two patients in the second cohort that had consented to bronchoscopy. Clear evidence of successful gene delivery and AAT expression was observed in both patients that underwent bronchoscopies, with the proportion of conducting airway epithelial cells positive for AAT increasing from 0% to 39% in one patient and from 3% to

35% in the other. Secretion and functionality of encoded AAT was also demonstrated in the patient with available lavage samples, with AAT levels in epithelial lining fluid reaching 729 nM, and the proportion of free NE dropping from 97.2% to 40.2%, after a single KB408 dose. KB408 was also found to be well-tolerated at both tested dose levels, with only mild to moderate and transient adverse events observed. Following this data update, we simultaneously expanded the second cohort and opened enrollment in the third and final cohort of SERPENTINE-1 for more comprehensive molecular assessments at both dose levels. We are working closely with the Alpha-1 Foundation and their Therapeutic Development Network on the SERPENTINE-1 study and expect to announce complete SERPENTINE-1 study results in the second half of 2025. Details of the SERPENTINE-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06049082.
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
Cancer imposes a heavy burden on patients worldwide. The World Health Organization lists cancer as a leading cause of death globally and estimates that the disease was responsible for nearly 10 million deaths in 2020. Of these, an estimated five million deaths were attributed to solid tumor malignancies of the lung, colon and rectum, liver, stomach, and breast alone. Solid tumor malignancies similarly impose a heavy burden on patients in the United States, with the National Cancer Institute estimating that over 300,000 patients will have died from lung, colon and rectum, pancreas, breast, prostate, liver and bile duct, and melanoma of the skin cancers in 2023.
KB707
KB707 is a redosable, immunotherapy designed to deliver genes encoding both human interleukin-2 (“IL-2”) and interleukin-12 (“IL-12”) to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery. IL-2 and IL-12 are secreted cytokines with complementary functions promoting cell-mediated immunity in humans. Both IL-2 and IL-12 have been shown to elicit anti-tumor immune responses in preclinical models and/or in the clinic and have been extensively studied for their potential in cancer immunotherapy. Despite promising signs of efficacy, it has proven difficult to effectively harness IL-2 and IL-12 for therapeutic benefit, as systemic administration is often poorly tolerated, and the inherently short half-lives of these cytokines necessitate high dose levels and extremely frequent dose intervals. KB707 leverages our HSV-1 vector platform – and its ability to efficiently deliver a durable DNA payload without active replication and minimal cytotoxicity – to drive local and sustained cytokine expression within the tumor microenvironment and maximize the therapeutic window and benefit of IL-2 and IL-12.
In preclinical studies, KB707 has been shown to efficiently transduce mammalian cells in vitro leading to the secretion of bioactive IL-2 and IL-12 and drive localized, durable cytokine expression in mouse skin after intradermal injection. Furthermore, in stringent, checkpoint inhibitor refractory ‘cold’ syngeneic mouse models, HSV-1 vector based delivery of murine equivalent IL-2 and IL-12 elicited robust antitumor responses and survival benefits, including via intratumoral injection in single and dual flank B16F10 melanoma models, as well as via intratracheal delivery in a metastatic K7M2 osteosarcoma model, with evidence of protection from tumor rechallenge in both models suggestive of prolonged adaptive immunity.
In July 2023, the FDA granted intratumoral KB707 Fast Track Designation for the treatment of anti-programmed cell death protein-1 (“PD-1”) relapsed/refractory locally advanced or metastatic melanoma and, in February 2024, the FDA granted inhaled KB707 Fast Track Designation for the treatment of patients with solid tumors with pulmonary metastases that are relapsed or refractory to standard of care therapy. Both intratumoral and inhaled KB707 have also been granted RPDD by the FDA, with intratumoral KB707 receiving RPDD for the treatment of rhabdomyosarcoma in August 2024 and inhaled KB707 receiving RPDD for the treatment of osteosarcoma in May 2024.
Clinical Development of Inhaled KB707
In January 2024, the FDA accepted an amendment to our KB707 investigational new drug (“IND”) application to evaluate inhaled KB707 in a clinical trial to treat patients with locally advanced or metastatic solid tumors of the lung. The study, KYANITE-1, is an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating inhaled KB707, as monotherapy or in combination, in patients with advanced solid tumor malignancies affecting the lungs, who relapsed or are refractory to standard of care. The primary objective of the study is to evaluate safety and tolerability of KB707 delivered via inhalation, alone or in combination. Efficacy is also being assessed by multiple measures, including objective response rate (“ORR”), as are the immune effects of KB707 monotherapy.
The first patient in KYANITE-1 was dosed in April 2024. In August 2024, the monotherapy dose escalation portion of the study was completed, and the monotherapy dose expansion cohort was opened. In December 2024, we announced an initial clinical update for the monotherapy dose escalation and expansion cohorts, including safety data for 37 patients that had received at least one dose of inhaled KB707 and efficacy data from 11 patients with advanced non-small cell lung cancer (“NSCLC”) evaluable for response with at least one radiographic scan and RECIST v1.1 evaluation. Patients included in the efficacy analysis were heavily pre-treated with four median lines of prior therapy and all had received at least one line of prior immunotherapy. In this NSCLC patient analysis cohort, as of data cut-off, an ORR of 27%, with three partial responses, was achieved. The disease control rate (“DCR”) was 73% with 7 out of 11 patients still remaining on treatment. Duration of treatment for patients included in the analysis ranged from 10.3 to 33.3 weeks as of data cut-off. Inhaled KB707 was also found to be safe and generally well tolerated and amenable to administration in an outpatient setting. The majority of treatment-related adverse events were mild to moderate in severity and transient, with no Grade 4 or 5 adverse events observed.
Building on promising initial monotherapy data, KYANITE-1 was amended to add two dose expansion cohorts evaluating inhaled KB707 in combination with anti-PD-1 therapy or anti-PD-1 therapy and chemotherapy in patients with advanced NSCLC. Enrollment in both cohorts is ongoing. Details of the KYANITE-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.
Clinical Development of Intratumoral KB707
In July 2023, we announced that the FDA had accepted our initial KB707 IND application to evaluate intratumoral KB707 in a clinical trial to treat patients with locally advanced or metastatic solid tumors. The study, OPAL-1, is an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating intratumoral KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors, who relapsed or are refractory to standard of care, with at least one measurable and injectable tumor accessible by transcutaneous route. The primary objective of OPAL-1 is to evaluate safety and tolerability of KB707 alone and in combination. Efficacy is also being evaluated by multiple measures, including ORR, as are the immune effects of KB707 monotherapy. The first patient in OPAL-1 was dosed in October 2023 and, in May 2024, the third and final monotherapy dose escalation cohort was cleared. OPAL-1 was subsequently amended to add two dose expansion cohorts, in addition to the monotherapy dose expansion cohort, evaluating intratumoral KB707 in combination with anti-PD-1 and anti-lymphocyte activation gene 3 therapy or anti-PD-1 therapy alone, in patients with advanced melanoma that is relapsed or refractory to standard of care. Evaluation of intratumoral KB707 as monotherapy and in combination is ongoing. Details of the OPAL-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05970497.
Dermatology
KB105 for TGM1-Deficient Lamellar Ichthyosis (“LI”)
Disease Background
LI is a form of autosomal recessive congenital ichthyosis (“ARCI”) and a life-long, severe monogenic skin disease. While a number of genetic mutations have been associated with the development of ARCI and LI, the most common cause is an inactivating mutation in the human TGM1 gene encoding the enzyme transglutaminase-1 (“TGM1”), a protein that is essential for the proper formation of the skin barrier. Mutations in the TGM1 gene, and the subsequent disruption to the epidermal barrier, leads to pronounced dehydration, trans-epidermal exposure to unwanted toxins and surface microorganisms, and a greatly increased risk of infection. TGM1 deficiency is associated with increased mortality in the neonatal period and has a dramatic impact on quality of life.
Patients suffering from LI often exhibit life-long pronounced plate-like scaling of the skin, which is often of a dark color and can cover the whole body. Such patients frequently suffer from exposure of the inner eyelid surface due to turning away of the eyelids from the eye (ectropion), the turning outwards of the lips (eclabium), deformities of joint and nasal cartilage (hypoplasia), scarring alopecia and a thickening of the skin on the palms of the hands and soles of the feet (palmoplantar keratoderma). Additional complications can include episodes of sepsis, fluid and electrolyte imbalances due to impaired skin barrier function, and failure to thrive, especially during the neonatal period and infancy. Severe heat intolerance and nail dystrophy are also frequently observed. There are currently no treatments targeting molecular correction of this disease. We estimate there are approximately 2,000 to 5,000 patients with TGM1-deficient LI in the United States and Europe.
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

The FDA and the EMA have each granted KB105 ODD and Orphan Designation, respectively, for the treatment of TGM1-ARCI, and the FDA has granted KB105 Fast Track Designation and RPDD for the treatment of TGM1-ARCI.
Clinical Development of KB105
In September 2019, we initiated a Phase 1/2 trial, JADE-1, in TGM1-deficient ARCI patients. In May 2020, initial clinical data from the Phase 1 portion of the study which enrolled adult patients were presented at the Society for Investigative Dermatology (“SID”) meeting. In August 2020, we initiated the second phase of our Phase 2 portion of the clinical trial of KB105 to treat ARCI. We enrolled one patient in whom four rectangular 100cm2 (4-inch x 4-inch) areas of skin were selected as Target Areas (“TAs”). Each treatment area was assigned to receive repeat doses of 4.0x109 PFU (n=2 treatment areas) or 1.0x1010 PFU (n=2 treatment areas). Each area was dosed on Day 1 and 3, after which dosing continued either every three days (n=2 treatment areas) or every six days (n=2 treatment areas) up to day 30. Treatment areas were clinically evaluated at pre- and post-KB105 application timepoints using a 5-point IGA scale (0 = clear; 1 = almost clear; 2 = mild; 3 = moderate; 4 = very severe). In July 2021, we announced initial Phase 2 data.
Repeated topical doses of KB105 were well tolerated, and no drug-related adverse effects were reported. No vector shedding or systemic viral exposure was detected at any time point. Improvement on the IGA scale was observed in each treatment area, with the maximum effect observed in TA3 and TA4 that received the highest dose; at day 27, the investigator assigned an IGA score of two, which was improved as compared to baseline score of four in each area. Variable 1-point improvements were observed at other time points and in the treatment areas that received the lowest dose. As in the Phase 1 portion of the trial, TGM1 turnover was observed to be variable but relatively rapid, and the observed IGA improvements were not sustained through day 60.
We plan to initiate the Phase 2 portion of the JADE-1 trial evaluating KB105 for the treatment of TGM1-deficient LI in pediatric patients in 2026. Details of the JADE-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732.
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

KB301 for Dynamic Wrinkles of the Décolleté
Background
The skin is largely composed of collagen-rich connective tissue, with dermal collagen, composed primarily of type 1 and 3 collagen fibrils (“COL1” and “COL3”, respectively), representing over 90% of the dry weight of human skin. These fibrils provide strength to the skin and are critical for the maintenance of skin tissue architecture. Many characteristics of skin aging are largely due to aberrant collagen homeostasis, including reduced collagen biosynthesis, increased collagen fibril fragmentation, and progressive loss of dermal collagen culminating in a net collagen deficiency, resulting from both intrinsic (e.g., passage of time, genetics) and extrinsic (e.g., chronic light exposure, pollution) pressures. These factors together lead to cumulative structural and physiological alterations to the skin, ultimately leading to the onset and eventual worsening of skin wrinkles.
Skin rejuvenation is the process of reversing or repairing irregularities in the skin and is achieved, in part, by the synthesis of new collagen (neocollagenesis). In the skin, neocollagenesis is affected by the deposition of, and complex interactions between, COL1 and COL3. COL3 appears early during collagen fibril formation and has been shown to both regulate the dimensions of COL1 fibers and enhance COL1 elasticity. Significant consumer demand exists for fundamentally rejuvenative aesthetic products, including among younger consumers that are seeking more preventative interventions to maintain a natural-looking, youthful appearance. Demand is expected to grow driven by increasing aesthetic injectable adoption in emerging markets and shifting consumer attitudes about wellness, beauty, and healthy aging that have increased awareness and acceptance of aesthetic treatments among new consumer segments.
One area of the skin that can experience early aging is the female décolleté (upper chest). This skin is naturally thinner than other areas of the body and has fewer sebaceous glands, making it more susceptible to visible signs of aging. The female décolleté is considered an extension of the face and demand for aesthetic solutions is high, yet there are no FDA-approved aesthetic injectable products for the décolleté, and aesthetic procedures for the delicate skin of the décolleté are challenging and can cause hyperpigmented and hypopigmented skin.
KB301

KB301 leverages our clinical experience in delivering genes of interest to the skin and is designed to stimulate biorejuvenation of the skin via delivery of two copies of a COL3A1 transgene that encodes for COL3. KB301 is administered via intradermal injection. We believe that our approach of directed expression of full-length human COL3 via intradermal application of KB301 provides a unique and straightforward approach to restoring collagen homeostasis, and by extension, reconstructing an optimal physiologic environment in the skin to treat wrinkles or other presentations of aged or damaged skin.
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
A subset of subjects from the PEARL-1 Cohort 2 trial were enrolled into a durability trial to look for duration of effect, reduction of the unevenness in placebo treated sites, and for long term safety monitoring. Ten subjects were enrolled in the durability trial, an open-label extension study to assess duration of effect below the zygomatic arch (the lower cheek area). The durability trial enrolled subjects who had received the high dose regimen of KB301 during the PEARL-1 Cohort 2 trial in one or both of their lower cheeks. Subject Satisfaction Scores and Investigator Assessments were measured monthly for three consecutive visits that correspond to timepoints up to nine months following administration of the last dose of KB301. In addition, subjects with placebo-treated lower cheeks were dosed with KB301 during the durability trial to normalize their appearance. In November 2022, we announced nine-month durability of effect in Cohort 2 of the PEARL-1 study of KB301.
Building on the results from Cohort 2, we opened two additional open-label, single-arm PEARL-1 cohorts to evaluate KB301 in two potential target indications for Phase 2, lateral canthal lines at rest and dynamic wrinkles of the décolleté, referred to as Cohorts 3 and 4, respectively. In August 2024, we announced positive interim safety and efficacy results from both cohorts, assessed out to two months following KB301 injections. Meaningful and sustained improvements in multiple skin aesthetic attributes, including wrinkles, crepiness, hydration, and radiance, were reported by the study investigators and subjects alike in both the décolleté and lateral canthal regions. Increased subject satisfaction with wrinkle appearance was also reported, including among 94% of subjects treated in the décolleté region. Across both cohorts, the KB301 safety profile was consistent with prior clinical experience in Cohorts 1 and 2 and other injectable aesthetic products. Adverse events were primarily injection associated, mild-to-moderate, and transient. No drug related serious adverse events were reported. Based on these Phase 1 results, we have selected treatment of the dynamic wrinkles of the décolleté for advanced clinical development and initiated development of a décolleté-specific evaluation scale. We expect to complete scale development and dose the first subject in a randomized, placebo-controlled Phase 2 study evaluating KB301 for the treatment of dynamic wrinkles of the décolleté in the second half of 2025. Details of the PEARL-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900.

KB304 for Aesthetic Skin Conditions
Background
Elastin is a key connective tissue protein and the major constituent of elastic fibers which provides resilience and elasticity to tissues and organs. It represents only 2% of total dermal protein; however, it is roughly 1,000-fold more flexible than collagen, and thus, is the main component providing elasticity to skin. Elastin synthesis occurs early in life and through childhood, after which very little turnover is observed unless the elastic fibers are subject to injury.
Although elastin is a durable biopolymer that does not turn over appreciably in healthy tissue, aging of elastin is observed over time as damage to elastic fibers increases susceptibility to enzymatic degradation. Elastin aging is induced and accelerated by environmental influences, primarily UV radiation. UV-induced extrinsic aging leads to, among other defects, loss of elasticity. In aged skin where elasticity loss is especially pronounced, elastin replenishment in conjunction with neocollagenesis could yield profound aesthetic improvements.

KB304
KB304 is designed to stimulate biorejuvenation of the skin via delivery of both COL3A1 and ELN transgenes encoding full-length human COL3 and elastin. KB304 is administered via intradermal injection. We believe that the combination of COL3 and elastin could provide additional aesthetic benefits over collagen replenishment alone in aged skin where elasticity loss is especially prominent.
Clinical Development of KB304
In November 2024, we dosed the first subject in our ongoing, randomized and placebo-controlled Phase 1 PEARL-2 study evaluating KB304 for the treatment of wrinkles. We expect to enroll up to 21 subjects in PEARL-2, randomized 2:1 to KB304 or placebo, and report top-line results from the study in the second half of 2025. Details of the PEARL-2 study can be found at www.clinicaltrials.gov under NCT identifier NCT06724900.
Future Opportunities
In addition to the programs specified herein, we are also conducting exploratory preclinical research and development to expand potential applications of our proprietary HSV-1 based vector platform. Research focus areas include the development of new candidates for the treatment of additional monogenic rare diseases in the skin, lung, and eye, as well as exploration of new routes of administration to treat diseases in additional tissues. We also believe the ability to redose, as well as the large payload capacity of our proprietary vectors, will allow us to deliver multiple genes and other effectors, which could enable development of therapies for more common conditions that are not necessarily the result of an inherited genetic defect, such as KB707. As additional proof-of concept we have generated a library of vectors designed to deliver anti-inflammatory antibodies. Further, we evaluated one of these vectors in an animal model of atopic dermatitis where expression of the vector-encoded-antibody was confirmed, and efficacy was observed.
If we are able to successfully generate product candidates to treat these more common conditions, we intend to seek collaborative alliances towards the development and potential commercialization of these therapies.
Manufacturing
In-House CGMP Facilities
We have built in-house CGMP facilities to enable better quality control, shorten lead times, lower costs and strengthen command over our intellectual property. Our first facility, ANCORIS, a commercial scale CGMP-compliant manufacturing facility, is producing VYJUVEK for commercial sales. In December 2022, the FDA completed a successful audit of our ANCORIS facility. In February 2024, the EMA completed inspection of our ANCORIS facility as part of the MAA review process and, in May 2024, EU GMP certification was granted by the EMA.
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
Alpha-1 Antitrypsin Deficiency
Currently approved treatments for AATD consist of IV administered AAT augmentation therapy, administered weekly. We are aware of at least three companies marketing augmentation therapies globally: CSL Limited, Takeda Pharmaceutical Company Limited., and Grifols, S.A. We are also aware of several preclinical or clinical stage programs in development for the treatment of various clinical manifestations of AATD. These can be generally classified into four broad categories:
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
•Gene Editing Approaches: We are aware of companies, such as Wave Life Sciences Ltd. and Beam Therapeutics Inc., which are developing gene editing therapies inhibitors to treat both the lung and liver manifestations of AATD.
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
Dermatology
Lamellar Ichthyosis
There are no approved therapies for LI at this time. We are aware that LEO Pharma A/S has recently completed a clinical trial of a product for the treatment of congenital ichthyosis.
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
We actively seek patent protection for our product candidates and certain of our proprietary technologies by filing patent applications in the United States and other countries as appropriate. These patent applications are directed to various inventions. We do not have patents or patent applications in every jurisdiction where there is a potential commercial market for our approved product or our product candidates. For each of our programs, our decision to seek patent protection in specific foreign markets, in addition to the United States, is based on many factors, including:
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
Currently, United States patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest regular application was filed. In some countries, the patent term may be extended to recapture a portion of the term lost during regulatory review of the product candidate. For example, in the United States, under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, a patent that covers an FDA-approved biologic may be eligible for patent term extension (for up to 5 years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. The application for the extension must be submitted prior to the expiration of the patent and only one patent may be extended for any product based on FDA review delay. The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In addition to patent term extension under the Hatch-Waxman Act, patents in the United States may be granted additional term due to delays at the USPTO during prosecution of a patent application. We actively strive to maximize the potential for patent protection for our product and product candidates in accordance with the law.
Patents
Our technology platform, VYJUVEK, and our product candidates are primarily protected by composition of matter and methods of use patents and patent applications. A summary of granted composition of matter and/or methods of use patents that we own, which cover our technology platform, VYJUVEK, and our product candidates in the United States and elsewhere, is provided below.

Our Technology Platform

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 10,441,614	United States	Composition of Matter & Methods of Use – Delivery platform for targeted therapeutics, as well as methods of its use for delivering any effector to the skin	12/28/2036	Krystal
U.S. 11,185,564	United States	Methods of Use – Methods of use of replication-defective HSV vectors for delivering any effector to skin-targeted therapeutics	12/28/2036	Krystal
U.S. 11,865,148	United States	Methods of Use – Methods of use of replication-defective HSV-1 for delivering any effector to the eye	12/28/2036	Krystal
JP 7,480,105	Japan	Composition of Matter & Uses Thereof – Delivery platform for targeted therapeutics, as well as uses thereof, including for delivery of any effector to the skin	12/28/2036	Krystal
AU 2019280069	Australia	Composition of Matter & Methods of Use – Delivery platform for targeted therapeutics, as well as methods of its use for delivering any effector to the skin	12/28/2036	Krystal
VYJUVEK / B-VEC

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 9,877,990	United States
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
			12/28/2036	Krystal
CL 69.593	Chile
Composition of Matter & Uses Thereof – Compositions comprising replication-defective HSV vectors encoding certain effectors, including the effector encoded in B-VEC, as well as uses thereof, including for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin
			12/28/2036	Krystal

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
IN 498868	India	Composition of Matter – Compositions comprising replication-defective HSV vectors encoding certain effectors, including the effector encoded in B-VEC	12/28/2036	Krystal
MX 394867	Mexico
Composition of Matter & Uses Thereof – Pharmaceutical compositions comprising B-VEC, as well as uses thereof, including for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin
			12/28/2036	Krystal
NZ	New Zealand
Composition of Matter & Uses Thereof – Pharmaceutical compositions comprising B-VEC, as well as uses thereof, including for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin
			12/28/2036	Krystal
SG 11201808314Q	Singapore
Composition of Matter & Uses Thereof – Compositions comprising replication-defective HSV vectors encoding certain effectors, including the effector encoded in B-VEC, as well as uses thereof, including for providing prophylactic, palliative or therapeutic relief of a wound, disorder or disease of the skin
			12/28/2036	Krystal
Respiratory
KB407

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 10,829,529	United States	Methods of Use – Methods of using KB407 for the treatment of cystic fibrosis and other disease causing progressive lung destruction	2/7/2040	Krystal
ZA 2022/05420	South Africa	Methods of Use – Methods of using KB407 for the treatment of cystic fibrosis and other disease causing progressive lung destruction	2/7/2040	Krystal
Oncology
KB707

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 11,779,660	United States	Composition of Matter – Pharmaceutical compositions comprising HSV vectors encoding IL-2 and IL-12	4/14/2042	Krystal
U.S. 11,918,660	United States	Composition of Matter – Pharmaceutical compositions comprising HSV-1 vectors encoding IL-2 and IL-12	4/14/2042	Krystal
Dermatology
KB105

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 10,525,090	United States
Composition of Matter & Methods of Use – Pharmaceutical compositions comprising herpes virus vectors encoding TGM1, as well as methods of providing prophylactic, palliative, or therapeutic relief to TGM1-deficient ARCI subjects
			4/11/2039	Krystal

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 11,717,547	United States	Composition of Matter & Methods of Use – Pharmaceutical compositions comprising replication-defective HSV-1 vectors encoding TGM, as well as methods of delivering TGM to cells	4/11/2039	Krystal
AU 2019252658	Australia
Composition of Matter & Methods of Use – Pharmaceutical compositions comprising herpes virus vectors encoding TGM1, as well as methods of providing prophylactic, palliative, or therapeutic relief to TGM1-deficient ARCI subjects
			4/11/2039	Krystal
AU 2023222939	Australia	Composition of Matter & Methods of Use – Pharmaceutical compositions comprising replication-defective HSV-1 vectors encoding TGM, as well as methods of delivering TGM to cells	4/11/2039	Krystal
Other Dermatology

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 11,642,384	United States	Composition of Matter – Pharmaceutical compositions comprising eplication-defective HSV vectors encoding SPINK5	9/24/2039	Krystal
JP 7,562,515	Japan
Composition of Matter & Uses Thereof – Pharmaceutical compositions comprising herpes virus vectors encoding SPINK, as well as uses thereof, including for providing prophylactic, palliative, or therapeutic relief of one or more signs or symptoms of Netherton Syndrome and/or atopic dermatitis
			9/24/2039	Krystal
AU 2019346549	Australia	Compositions of Matter - Pharmaceutical compositions comprising replication-defective HSV vectors encoding SPINK5	9/24/2039	Krystal
JP 7,560,449	Japan
Composition of Matter & Uses Thereof – Herpes virus vectors and pharmaceutical compositions encoding laminin, as well as uses thereof, including for treating one or more signs or symptoms of Junctional Epidermolysis Bullosa
			9/25/2039	Krystal

Aesthetics
KB301

Patent Number	Country / Region*	Patent Type	Expiration Date **	Owner
U.S. 10,786,438	United States
Composition of Matter & Methods of Use – Pharmaceutical compositions comprising HSV vectors encoding one or more cosmetic proteins, as well as methods of their use for improving skin condition, quality, and/or appearance
			4/26/2039	Krystal
U.S. 12,128,122	United States
Composition of Matter & Methods of Use –Compositions comprising replication-defective HSV-1 vectors encoding one or more cosmetic proteins, as well as methods of their use for improving skin condition, quality, and/or appearance, and for treating one or more signs or symptoms of dermatological aging
			4/26/2039	Krystal
JP 7,602,999	Japan
Compositions of Matter & Uses Thereof – Cosmetic compositions comprising herpes virus vectors encoding one or more cosmetic proteins, as well as uses thereof, including for improving skin condition, quality, and/or appearance
			4/26/2039	Krystal
AU 2019260757	Australia
Composition of Matter & Methods of Use – Pharmaceutical compositions comprising HSV vectors encoding one or more cosmetic proteins, as well as methods of their use for improving skin condition, quality, and/or appearance
			4/26/2039	Krystal
ZA 2023/06237	South Africa
Composition of Matter & Uses thereof – Pharmaceutical compositions comprising HSV vectors encoding one or more cosmetic proteins, as well as uses thereof, including for improving skin condition, quality, and/or appearance
			4/26/2039	Krystal
*    Granted patents in the U.S. and elsewhere are shown. Additional patent protection in the United States, Europe or other countries or regions through pending or granted counterparts may be available.
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
Trademarks
Our trademarks are important to us and are generally filed to protect our corporate brand, our approved product, our product candidates, and our platform technology. We typically file trademark applications and pursue their registration in the United States, Europe and other markets in which we anticipate using such trademarks. We are the owner of several federal trademark registrations in the United States and have pending trademark applications and registrations in the United States and in major foreign markets. Trademark protection varies in accordance with local law and continues in some countries as long as the trademark is used and in other countries as long as the trademark is registered. Trademark registrations generally are for fixed but renewable terms.
Government Regulation and Product Approval
In the United States, the FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Public Health Service Act (“PHSA”), and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, importation, advertising and other promotional practices involving biologic products. IND applications to the FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA, and in limited instances the National Institutes of Health (the “NIH”), through its Recombinant DNA Advisory Committee, or RAC. The FDA’s authorization also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals or licenses and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be able to obtain the required regulatory approvals to successfully develop and commercialize our product candidates.
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
United States Biologic Products Development Process
The FDA must authorize the marketing of a product candidate in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:
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
Additional Regulation for Gene Therapy Clinical Trials
In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND application or Biologics License Application (“BLA”); and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.
United States Review and Approval Processes
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
The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in ten months after the FDA accepts the BLA for filing, and priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.
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
Orphan medicinal product status in the EU and Japan have similar, but not identical benefits.
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
Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
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
•the federal Health Care Fraud statute imposes criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule (together with HIPAA and HITECH, the “HIPAA Rules”) which imposes privacy, security, and breach obligations, including mandatory contractual terms, with respect to safeguarding the security and privacy of individually identifiable health information by certain entities subject to the HIPAA Rules, such as health plans, health care clearinghouses, and health care providers that engage in certain covered transactions;
•the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for federally sponsored healthcare benefits, items or services; and
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Health Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, for example, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected and continues to face major uncertainty due to the status of major legislative initiatives surrounding healthcare reform. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, including allowing Medicare to negotiate prices for certain prescription drugs, requiring drug manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation (CPI-U), and limiting out of pocket spending for Medicare Part D enrollees.
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
United States Foreign Corrupt Practices Act
The United States Foreign Corrupt Practices Act (“FCPA”) prohibits United States corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Equivalent laws have been adopted in other foreign countries that impose similar obligations.
Human Capital
As of February 12, 2025, we had 275 full-time employees, primarily engaged in research and development, pre-clinical and clinical trials, manufacturing VYJUVEK and our pipeline product candidates, commercial activities for VYJUVEK in the United States and commercialization preparations for VYJUVEK in the European Union and Japan, regulatory matters, strategic business development, finance and other technical matters, supply chain, and general and administrative services. None of our employees are represented by a labor union and we consider our employee relations to be good.
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
Corporate Information
We commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech LLC to Krystal Biotech, Inc. Our principal offices are located at 2100 Wharton Street, Suite 701, Pittsburgh, PA 15203, and our telephone number is 412-586-5830. In April 2019, we incorporated Jeune Aesthetics, Inc., a Delaware corporation and wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, December 2022, August 2023, March 2024, November 2024, and December 2024 we incorporated wholly-owned subsidiaries in Switzerland, Netherlands, France, Germany, Japan, Italy, and Spain respectively, for the purpose of establishing initial operations in Europe and Japan for the commercialization of VYJUVEK and our product pipeline. Our website address is www.krystalbio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the investor relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC. The address of the website is http://www.sec.gov.

Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in this Annual Report on Form 10-K. If any of the following risks actually occur, it could harm our business, prospects, operating results, financial condition, and future prospects. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.
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
Although we received approval from the FDA for VYJUVEK for the treatment of DEB, we can provide no assurances that we will obtain regulatory approval in any other jurisdiction, which would have an adverse impact on our results of operations. In addition, the successful commercialization of VYJUVEK will depend on a number of factors and involves risk, including some of the risks identified in these “Risk Factors.” One or more of these factors, many of which are beyond our control, could cause significant delays or an inability to successfully commercialize VYJUVEK.
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
The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing product if the FDA approves a Biologics License Application, or BLA, for the competing product containing that company’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of that company’s product. In addition, a competitor may choose to challenge our patent rights relating to the reference product by initiating litigation during the 12-year period of exclusivity. After the FDA approves the BLA for the competing product, the competitor may also bring a declaratory judgment action of non-infringement, invalidity, and/or unenforceability of our patent rights. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational genetic medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our approved products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
We are aware of several companies and institutions that have developed, or are currently developing, alternative autologous or palliative gene therapy or other approaches for our targeted indications, including DEB, cystic fibrosis, solid tumors, and aesthetic skin conditions. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical, and other resources, such as larger research and development, clinical, marketing, and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunities could be reduced or eliminated if competitors commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than VYJUVEK or any product candidate that we may commercialize. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render VYJUVEK or any of our product candidates uneconomical or obsolete, and we may not be successful in marketing VYJUVEK or any of our product candidates that obtain regulatory approval against such competitors.
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

•decreased demand for VYJUVEK or any of our product candidates that are approved for commercial sale in the future;
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
•
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
Gene therapy remains a novel technology. Ethical, social, and legal concerns about gene therapy could result in additional regulations restricting or prohibiting VYJUVEK or our product candidates. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success depends upon physicians who specialize in the treatment of DEB or genetic diseases targeted by our product candidates prescribing VYJUVEK or treatments that involve the use of our product candidates that may be in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the commercialization of VYJUVEK, regulatory approval of our product candidates, or demand for VYJUVEK or any product candidates that are approved for commercial sale. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in trials using other vectors. Serious adverse events in our clinical trials or other clinical trials involving gene therapy products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates.
Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
From time to time, we may become involved in disputes, claims, and lawsuits relating to our business operations. For example, we may face or initiate claims related to intellectual property matters, employment matters, or commercial matters. Any dispute, claim, or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim, or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could materially and adversely affect our operations and financial results. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used by us, our employees, or others to communicate about our business, VYJUVEK, our clinical development programs, DEB, and the diseases our product candidates are being developed to treat. We use social media in connection with our commercialization efforts of VYJUVEK and intend to use it in connection with our commercialization efforts of our product candidates, if approved. Social media practices in the biotechnology and biopharmaceutical industries continue to evolve, and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation and heightened scrutiny by the FDA, the Securities and Exchange Commission, or the SEC, and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial of our product candidates, or to report an alleged adverse event. If such disclosures occur, there is a risk that clinical trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information, loss of trade secrets or other intellectual property, public exposure of personal information of our employees, patients who use VYJUVEK, clinical trial patients, and others, or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, VYJUVEK, or our product candidates that seriously damage our reputation, brand image, and goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business that could have a material adverse effect on our business, prospects, operating results, and financial condition, and could adversely affect the price of our common stock.
We have experienced significant growth in the number of employees and infrastructure and may experience difficulties in managing this growth. If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.
We have experienced a period of significant expansion in personnel and of our facilities, infrastructure and overhead as we developed our own manufacturing facilities, built our sales, marketing, and distribution infrastructure that we believe is necessary to commercialize VYJUVEK, and increased our research and development efforts. The commercialization of VYJUVEK and our ongoing development of other product candidates will continue to impose significant capital requirements, as well as added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate new personnel in the United States and abroad. Our future performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively. If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial, and other systems and resources to manage our operations, continue our research and development activities and build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Depending on demand, we may need to scale up the manufacturing process for any approved product, which is subject to risks and uncertainties. Future growth would impose significant added responsibilities on members of management. Our management, finance, development personnel, and systems (including infrastructure such as IT and facilities) currently in place may not be adequate to support this expected future growth. Our need to effectively manage our operations, growth, and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain enough numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development, and growth goals.
Our future success depends on our ability to retain key employees and scientific advisors and to attract, retain, and motivate qualified personnel.
We are highly dependent on members of our management team, the loss of whose services may adversely impact the achievement of our objectives. Our employees and scientific advisors are at-will employees and consultants, and the loss of one or more of them might impede the achievement of our research, development, and commercialization objectives.
Recruiting and retaining qualified employees and scientific advisors for our business, including scientific and technical personnel, also will be critical to our success. Competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, or advisors, may impede the progress of our research, development, and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our employees, principal investigators and advisors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, and advisors. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the EMA, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities. Sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, and prospects, including the imposition of significant fines, criminal penalties, or other sanctions.
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
In the United States, there have been and continue to be a number of legislative efforts to contain healthcare costs. Any legislative changes that result in price controls, reduce access to and reimbursement for care, or add additional regulations may have an adverse effect on our financial condition and results of operations. Any changes that reduce, or impede the ability to obtain, reimbursement for VYJUVEK or our product candidates that we intend to commercialize in the United States could adversely affect successful commercialization of VYJUVEK and our plans to introduce our product candidates in the United States.
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the time for Medicare contractors to recoup Medicare overpayments to providers from three to five years.
In August 2022, the IRA was signed into law. The IRA includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. In relevant part, the IRA allows Medicare to negotiate prices for certain prescription drugs, requires drug manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation, caps out of pocket spending for Medicare Part D enrollees, and makes other benefit design changes to Medicare Part D intended to lower drug costs for enrollees and Medicare. Implementation of these changes began in 2023 and will continue to be implemented over the next several years. Beginning January 1, 2025, Medicare Part D enrollees now have a new annual out-of-pocket cap of $2,000 on prescription drugs. Other 2025 Medicare Part D changes include the elimination of the coverage gap phase and the replacement of the Coverage Gap Discount Program with the Manufacturer Discount Program, which requires drug manufacturers to pay a 10% discount for brand-name drugs and biologics during the initial coverage period and a 20% discount during the catastrophic phase. Multiple pharmaceutical manufacturers have challenged the law in court, largely on constitutional grounds. These suits will likely continue and the ultimate effects of such legal challenges are unclear.

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
We are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
With the FDA approval of VYJUVEK, our operations are directly, or indirectly through our prescribers, customers, and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws impact, among other things, our sales, marketing, access assistance, sponsored genetic patient testing, and educational programs. In addition, we are subject to patient privacy laws by both the federal government and the states in which we conduct our business, as well as by foreign jurisdictions. The laws that affect our operations include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing, or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formulary managers on the other. The ACA amended the intent requirement of the federal Anti-Kickback Statute to clarify that a person or entity does not have to have actual knowledge of this statute or specific intent to violate it;
•federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent. The ACA provides that a claim for items or services resulting from an Anti-Kickback Statute violation is a false claim under the FCA. Cases against pharmaceutical manufacturers support the view that certain marketing practices, including off-label promotion, may implicate the FCA;
•the federal Health Care Fraud statute imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the HIPAA Rules, which impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information by certain entities subject to the HIPAA Rules, such as health plans, health care clearinghouses, and health care providers that engage in certain covered transactions, known as covered entities, as well as their business associates that perform certain services that involve the use or disclosure of individually identifiable health information for or on behalf of covered entities;

•federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;
•state and foreign law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•state and foreign laws governing data privacy and security of health information, many of which differ from each other and require attention to frequently changing regulatory requirements, thus complicating compliance efforts in certain circumstances and increasing exposure to liability.

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
Often, to avoid the threat of treble damages and penalties under the FCA, health care providers and drug manufacturers will resolve allegations in a settlement without admitting liability. Any such settlement could materially affect our business, financial operations, and reputation.
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
If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation, and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biologic materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Moreover, certain environmental laws may impose liability without regard to fault or legality of the action at the time of its occurrence. We also could incur significant costs associated with civil or criminal fines and penalties. We do not carry specific biological or hazardous waste insurance coverage. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount that could have a material adverse effect on our business, financial condition, results of operations, and prospects, and our clinical trials or regulatory approvals could be suspended.
Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We also may incur substantial costs to comply with current or future environmental, health, and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We are subject to stringent and evolving U.S. and foreign laws, regulations and other obligations related to privacy and data security. Our actual or perceived failure to comply with such obligations could lead to regulatory inquiries or actions, litigation, fines and penalties, disruptions to our business operations, reputational harm, loss of revenue, and other adverse business consequences.
Privacy and data security have become significant areas of legal and regulatory focus in the United States, European Union, and in many other jurisdictions where we conduct or may conduct our operations. In our ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal information and other sensitive information, including, but not limited to, health information, individuals’ financial information, as well as proprietary and confidential business data, including trade secrets, intellectual property, and sensitive third-party data (collectively, “sensitive data”). The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. Our data processing activities may subject us to numerous privacy and data security obligations, including, but not limited to, domestic and international laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws, and other similar laws. Notably, HIPAA, as amended by HITECH, imposes requirements on covered entities, as well as their business associates regarding the privacy, security, and transmission of individually identifiable health information. Further, states continue to adopt new laws or amend existing laws related to data privacy, requiring attention to frequently changing regulatory requirements. For example, and the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in their privacy notices and honor residents’ privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA does not apply to certain data that we process in the context of clinical trials, efforts to comply with the CCPA may increase our annual compliance costs and subject us to potential liability with respect to other personal information we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which came into effect on January 1, 2023, expanded the CCPA’s requirements, extending it to cover personal information of business representatives and employees and the CPRA established a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Nevada, Connecticut, Utah, Texas, and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels, which impose similar obligations to those in the CCPA. Further, other states, such as Nevada and Washington, have enacted privacy laws specifically governing consumer health information, with Washington providing for a private right of action. Although many of these laws currently exempt certain health-related information, the laws may increase our potential liability related to our data processing activities, complicate our compliance efforts, and increase both legal risk and compliance costs for us and the third parties upon whom we rely.
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
In some circumstances, we may be unable to transfer personal information between certain jurisdictions due to data localization requirements or other limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they consider inadequate. Although there are various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with the law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and we may be unable to rely on these measures to lawfully transfer personal information to the United States in all cases. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal information to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with new data protection rules. Failure to comply with any such laws or regulations puts us at risk of facing significant fines and penalties that could adversely affect our business, financial condition, reputation, and results of our operations. Furthermore, conflicting requirements across applicable privacy and data security laws would complicate our compliance efforts and increase both legal risk and compliance costs for us and the third parties upon whom we rely.
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
Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and interest rates and concerns of a recession in the United States or other major markets due to a number of factors. In addition, the conflict between Russia and Ukraine and the conflicts in the Middle East may lead to a prolonged, adverse impact on global economic, sociopolitical, and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital if needed or on acceptable terms, if at all. A weak or declining economy, sanctions, trade restrictions, and other global conditions could also strain our suppliers, possibly resulting in supply delays or disruptions. Any of the foregoing could materially and adversely affect our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations, and prospects.
Our internal computer systems, or those of any third-party with whom we do business may fail or suffer a cyber-security incident, such as a data breach or computer virus, which could harm our business by damaging our reputation, exposing us to liability, adversely impacting our revenue, or materially disrupting our operations, including production of VYJUVEK or our product development programs.
We rely on our information technology systems and infrastructure to manage our business. In addition, we receive, process, store, and transmit, often electronically, confidential data of others, including the participants in our clinical trials. Unauthorized access to our (or any third party with whom we do business, such as suppliers, distributors, manufacturers, or vendors) computer systems or stored data could result in the theft or improper disclosure of personal or confidential information or other sensitive data, the deletion or modification of records, or could cause interruptions in our operations. Cybersecurity threats include, but are not limited to, ransomware attacks, phishing attempts, and the exploitation of software vulnerabilities to gain access to our information technology environment, and cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite our robust security measures and our commitment to implementing and continually improving our cybersecurity posture to mitigate the risk of a cybersecurity incident, we cannot guarantee that such incidents will not occur to us or any third-party with whom we do business. For example, in 2024, our specialty pharmacy provider was affected by a cybersecurity incident that delayed reimbursement approvals and had a negative impact on our product revenue. A cybersecurity incident, even if promptly addressed, may harm our reputation, damage our brand, and erode trust. Our systems, and those of any third-party with whom we do business, may also be vulnerable to software viruses, stolen, misplaced, or lost data, programming and/or human errors, or other similar events which may disrupt our operations or expose personal and confidential information.
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
Certain data breaches must be reported to affected individuals and various government and/or regulatory agencies, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state laws, and requirements of non-U.S. jurisdictions, including the EU GDPR and relevant member state law in the European Union and other foreign laws. Although we maintain cyber-security and other customary insurance, our insurance policies may not be adequate to compensate us for the potential losses arising from breaches, failures, or disruptions of our infrastructure. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of others, whether by us or a third-party, could: (i) subject us to civil and criminal penalties; (ii) have a negative impact on our reputation; or (iii) expose us to liability to third parties or government authorities.
Notifications and follow-up actions related to a data security incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. However, we cannot guarantee that we will be able to detect or prevent any such incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. To the extent that any data breach, disruption or security incident were to result in any loss, destruction, or alteration of, damage, unauthorized access to or inappropriate or unauthorized disclosure or dissemination of, our data, including personal data, or other information that is processed or maintained on our behalf, we could be exposed to litigation and governmental investigations and inquiries, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with applicable state, federal, and foreign privacy and security laws, rules, regulations, and standards.
Artificial intelligence presents risks and challenges that could negatively impact our business.
Artificial intelligence (“AI”)-based platforms and tools are increasingly being used in the biopharmaceutical industry, and we have adopted and integrated in limited situations artificial intelligence platforms for limited specific business uses and may adopt and integrate additional artificial intelligence platforms and/or tools into our business. As with many technological innovations, artificial intelligence presents opportunities, risks and challenges that could impact our business. Harnessing AI’s potential may enable us to speed up the discovery and development of new product candidates, optimize our manufacturing processes, and drive efficiencies. However, AI may exacerbate existing risks, including risks associated with data privacy, cybersecurity, intellectual property, healthcare fraud and abuse, product development and manufacturing, and risks to subjects in clinical trials.
If the models underlying AI technologies that we may use are incorrectly designed or implemented, trained, or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures, used without sufficient oversight and governance to ensure their responsible use, misused, or used outside of scope of applicable regulatory authorizations, and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues, the performance of our products and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party, regulatory enforcement actions, or civil claims.
Additionally, the use of AI solutions by us or third parties on which we rely could lead to (i) the public disclosure of confidential information (including personal data of our employees, clinical trial participants, or other third parties) in contravention of our internal policies, data protection laws, other applicable laws, or contractual requirements, and/or (ii) the loss of proprietary information, trade secrets, or other intellectual property. In addition to existing risks, AI also introduces new risks, due to the autonomous nature of the technology, which, in some cases, may be deployed to perform tasks, inform decisions, automate decisions, and make predictions. AI may amplify biased and discriminatory decision making, perform unreliably and malfunction, generate insights which are difficult to interpret and explain, and cause direct harm to individuals or groups. Our failure to use AI technologies in a way that maintains trust, quality and control in our business activities and to capitalize on opportunities presented by AI may place us at a competitive disadvantage. Furthermore, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with such laws and regulations concerning the use of AI. Failure to address AI risks could reduce our ability to deliver on our strategic objectives, result in reputational harm, and have a material adverse effect on our business, prospects, operating results, and financial condition.
The regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Evolving AI-related regulations, particularly in the United States, may impact our ability to develop, use, and commercialize AI technologies in the future. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would limit our ability to use AI for our business, or require us to change the way we use AI in a manner that negatively affects the performance of our system and business and the way in which we use AI. We may need to expend resources to adjust our system in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural or technological disasters could severely disrupt our operations or the operations of third-party suppliers or service providers and have a material adverse effect on our business, financial condition, results of operations, and prospects. The severity and frequency of information technology system failures and cyberattacks continue to increase. Additionally, the severity and frequency of weather-related natural disasters have been amplified, and are expected to continue to be amplified by, global climate change. Such natural and technological disasters may cause damage to and/or disrupt our operations, which may result in a material adverse effect on our VYJUVEK sales, our other product candidates, business, and results of operations. Moreover, climate change may also result in various chronic physical changes, such as changes in temperature or precipitation patterns or sea-level rise, that could have an adverse impact on our operations. Our suppliers, vendors, and business partners also face similar risks, and any disruption to their operations could have an adverse effect on our supply chain, manufacturing operations, or our commercial operations. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities and IT systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. A significant portion of our current supply of materials necessary for production of VYJUVEK and our product candidates, as well as finished VYJUVEK and product candidates, is located at our manufacturing facilities in Pittsburgh, Pennsylvania. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Increased attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG, including diversity, equity, and inclusion (“DEI”), and sustainability practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors have increasingly focused on ESG practices and have placed increasing importance on the non-financial impacts of their investments. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting, and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or VYJUVEK and our product candidates, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such voluntary initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact the price of our common stock. In addition, in recent years “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. Therefore, to the extent we take actions that are seen as positive to some investors, other investors may take issue with such actions or face regulatory pressure to refrain from investing in, or divest from, our business. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners which may adversely impact our operations.
In addition, there may be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC recently adopted new rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules pending the completion of judicial review. Therefore, it is unknown whether the new rules will go into effect and if they do, whether there will be significant changes. If the new rules go into effect and are not substantially different than the rules adopted by the SEC, we may be required to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Even if the SEC rules are not adopted, states or ex-U.S. jurisdictions in which we currently or may in the future operate may also have or adopt ESG or climate-related disclosure rules requiring similar or broader disclosure obligations. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement, and economic risks associated with doing business outside of the United States.
We currently have operations and employees located outside the United States and our business strategy incorporates potential additional international expansion to target patient populations outside the United States. Doing business internationally involves a number of risks, including, but not limited to:

•compliance with multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;
•complexities and difficulties in obtaining protection and enforcing our intellectual property, and additional potentially relevant third-party patent rights;
•difficulties in staffing and managing foreign operations, including language barriers and translation;
•complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, increased expenses for travel, translation, and insurance, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products that are approved for sale, and exposure to foreign currency exchange rate fluctuations;
•risks from or relating to natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We engage third parties to sell VYJUVEK and may engage third parties to sell our product candidates, if approved, abroad and/or to obtain necessary marketing authorizations, permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other adverse consequences.
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
Pandemics, epidemics, outbreaks of infectious diseases, or similar public health crises could adversely disrupt or impact our operations or those of our customers, suppliers, third-party partners, and regulators. In response to a pandemic or public health crisis, authorities may impose, and businesses and individuals may implement, numerous measures to try to contain the pandemic or public health crisis or treat its impact, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, shutdowns, and vaccine requirements. In the event that such measures or similar measures or restrictions are implemented as a result of a pandemic or public health crisis, our employees conducting research and development or manufacturing activities may not be able to access our laboratory or manufacturing spaces, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. In addition, the operations of our customers, suppliers, third-party partners, and regulators could be significantly limited or curtailed. Timely initiation and completion of clinical trials are essential to our business and clinical trials are dependent upon the availability of clinical trial sites, researchers and investigators, regulatory agency personnel, and materials, any of which may be adversely affected by public health crises, such as pandemics. The extent to which a health crisis may impact our business, results of operations, and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope, and severity of the public health crisis. A future public health crisis may have a material adverse effect on our business and results of operations.
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

If we fail in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates or required changes to our manufacturing processes, our business, financial condition, results of operations and prospects could be materially and adversely affected.
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
Regulatory requirements and policy governing gene and cell therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies (“OTAT”) within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. If we engage a National Institutes of Health funded institution to conduct a clinical trial, that institution’s Institutional Biosafety Committee as well as its Institutional Review Board would need to review the proposed clinical trial to assess the safety and ethics of the trial. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates, or lead to significant post-approval limitations or restrictions. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations, and prospects would be materially and adversely affected.

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
In addition to side effects caused by our product or product candidates, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that such adverse events were caused by the administration process or related procedures and not by our product candidates, the FDA, the European Commission, the EMA, or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend, or terminate any clinical trial of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenue from the product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop product candidates, and may harm our business, financial condition, and prospects significantly.
Additionally, if a product candidate receives marketing approval, the FDA or a foreign regulatory authority could require us to adopt a post-approval safety monitoring program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by VYJUVEK or our product candidates, several potentially significant negative consequences could result, including:
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
Any of these events could prevent us from achieving or maintaining market acceptance of VYJUVEK or our product candidates and could significantly harm our business, financial condition, results of operations, and prospects.
Our product candidates that are in preclinical stages of development may never advance to clinical development and for those product candidates that do progress to clinical development, we may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Preclinical studies, which are also known as nonclinical studies, refer to a stage of research that begins before clinical trials (testing in humans) can begin, and during which important feasibility, iterative testing, and safety data are collected. Because of their early nature, preclinical product candidates tend to carry a higher risk of failure as compared with clinical-stage assets. Preclinical product candidates must generate sufficient safety and efficacy data through in vitro studies and a variety of tests before they can be considered appropriate for testing in humans. The development risks, timeline, and cost of preclinical assets can be high because of the unknowns and absence of data. It can be difficult to identify relevant tests and animal models for preclinical studies. If preclinical studies of our product candidates do not generate strong data, our preclinical stage programs may never progress to clinical development and may prove to be worthless. In addition, the results of preclinical studies may not be predictive of the results of clinical trials. For example, we utilize animal models to ascertain the predicted safety and efficacy profile of our product candidates, but animal models are imperfect predictors of a product candidate’s effect/interactions in humans. As such, positive data from animal models may not be predictive of positive human results, patients may have side effects that were not observed in animals, and a product candidate may pose significant and unexpected safety risks to humans.
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
If we make manufacturing processes or formulation changes to our product or product candidates, we may need to conduct additional studies to bridge our modified product or product candidate to earlier versions and obtain regulatory approvals. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our approved products or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize our approved products and may harm our business, financial condition, results of operations, and prospects. Any delays, setbacks or failures in our clinical trials could materially and adversely affect our business, financial condition, results of operations, and prospects.
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

We rely on third parties to conduct certain of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
We depend upon third parties to conduct certain of our preclinical studies and depend on third parties, including independent principal investigators, to conduct our clinical trials under agreements with universities, medical institutions, and others. We negotiate budgets and contracts with such third parties, which may result in delays to our development timelines and increased costs.
We rely on third party contract research organizations (“CROs”) to conduct our preclinical animal studies to support product candidate development and related regulatory submissions. Use of CROs for our animal studies subjects us to a number of risks, including a CRO going out of business, failing to meet deadlines or appropriately performing an animal study, or altering their internal practices that prevent future collaboration (e.g., change the types or biosafety levels of materials they are willing to handle). In addition, our use of CROs located outside of the United States is subject to changes in import/export regulations that could delay or prevent timely shipping/receiving of our product candidates for animal studies. If any such adverse events occur, the development of our product candidates or the acceptability of nonclinical data packages for regulatory agencies could be significantly and adversely impacted.
We rely on third parties over the course of our clinical trials, and, as a result, may have limited control over the clinical principal investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with CGCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these CGCP requirements through periodic inspections of clinical trial sponsors, clinical investigators, and clinical trial sites. If we or any of these third parties fail to comply with applicable CGCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these clinical trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with CGCP requirements. In addition, our later-stage clinical trials must be conducted with product produced under Current Good Manufacturing Practice, or CGMP, requirements (and comparable quality regulations in foreign countries) and may require a large number of study subjects.
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
From time to time, we may publish interim, “top-line,” or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as study subject enrollment continues and more data becomes available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business, financial condition, results of operations, and prospects.
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
VYJUVEK, our first FDA-approved product, and any other product candidates that obtain regulatory approval in the future, will remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a post-approval safety monitoring program, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety, and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. For example, if demand for an approved product increases more than we previously estimate, we may need or desire to scale up an existing FDA-approved manufacturing process and the scaled-up manufacturing process would be subject to FDA review and approval. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with CGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with an approved product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or a regulatory authority disagrees with the promotion, marketing, or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
If we fail to comply with applicable regulatory requirements, a regulatory authority may, among other actions:
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our approved product, VYJUVEK, and any product candidates that obtain regulatory approval and adversely affect our business, financial condition, results of operations, and prospects.
The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could negatively impact the existing marketing approval for VYJUVEK and prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would materially and adversely affect our business, financial condition, results of operations, and prospects.
While we have obtained orphan drug exclusivity for VYJUVEK in the United States, and orphan drug designation for certain product candidates in the United States and other jurisdictions, it may not effectively protect us from competition, and we may be unable to obtain orphan drug designation for other product candidates. If our competitors are able to obtain orphan drug exclusivity before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the United States, the European Union, and Japan may designate drugs for relatively small patient populations as orphan drugs.
Under the Orphan Drug Act of 1983, as amended, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States of such drug. Orphan drug designation itself does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
In the European Union, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. In the European Union, orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but orphan drug designation may entitle an applicant to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan products are entitled to ten years of market exclusivity for the approved therapeutic indication, which means that the EMA and European Commission cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time: (i) that the second applicant can establish that its product, although similar, is safer, more effective, or otherwise clinically superior, (ii) that the applicant cannot supply enough orphan medicinal product, or (iii) where the applicant consents to a second orphan medicinal product application. Additionally, a recent legislative initiative that is still under discussion in the European Parliament, may introduce a variable duration of market exclusivity based on the type of orphan medicinal product (between four and 11 years) in the upcoming years.
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
Even though we have obtained orphan drug exclusivity for VYJUVEK in the United States; orphan drug designation for B-VEC in the European Union and Japan; orphan drug designation for KB105 and KB407 in the United States and the European Union; and orphan drug designation for KB408 in the United States, we may not be able to maintain orphan drug exclusivity, and if we are able to maintain the orphan drug exclusivity, the exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, we cannot assure you that any of our other product candidates will be approved for any orphan-designated use in any jurisdiction, in a timely manner, or at all, or that a competitor will not obtain orphan drug exclusivity that could block the regulatory approval of any of our product candidates for several years. If we are unable to maintain or obtain orphan drug exclusivity, our ability to generate sufficient revenue may be negatively affected. If a competitor is able to obtain orphan drug exclusivity that would block our product candidates’ regulatory approval, our ability to generate revenue could be significantly reduced, which would harm our business prospects, financial condition, and results of operations. We do not know if, when, or how the FDA or other regulators may change the applicable orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes may be made to orphan drug regulations and policies, our business could be adversely impacted.
Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of our current or future product candidates using the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review, or approval process and does not increase the likelihood that our product candidates will receive marketing approval. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Furthermore, under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, for products under consideration for accelerated approval, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the review period, which could adversely impact the timing of the commercial launch of the product. There can be no assurance that the FDA would allow any of our product candidates to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that any expedited development, review, or approval will be granted on a timely basis, or at all.
Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation, or Priority Review by the FDA, or PRIME Scheme by the EMA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review, or approval process, and such designations may not increase the likelihood that any of our product candidates will receive marketing approval.

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review, or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time for FDA review or approval will not be shortened.
We have obtained and may seek Fast Track Designation for some of our product candidates. For instance, VYJUVEK, KB105, and KB707 (intratumoral and inhaled) were granted Fast Track Designation by the FDA. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. For products that receive Fast Track Designation, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of the marketing application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA's time period goal for reviewing an application does not begin until the last section of the application is submitted. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from clinical programs. Many biologics that have received Fast Track Designation have failed to obtain marketing approval. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.
We were granted RMAT designation for B-VEC from the FDA, and we may seek RMAT designation for some of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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

We have obtained and may seek to qualify our product candidates under the PRIME scheme from the EMA. For instance, B-VEC was granted PRIME designation. The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention, or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. There is no assurance that we will be able to obtain PRIME qualification for our product candidates. PRIME does not change the standards for product approval, and there is no assurance that such qualification will result in expedited review or approval. Moreover, where, during the course of development, a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
We have obtained a rare pediatric disease designation for certain of our product candidates; however, there is no guarantee that FDA approval will result in issuance of a priority review voucher.
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor that receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the United States within one year following the date of approval. We received rare pediatric disease designation for VYJUVEK and were awarded a priority review voucher following FDA approval of VYJUVEK in May 2023. The priority review voucher was sold in August 2023. We have also obtained a rare pediatric disease designation for KB105, KB104, and for KB407. In addition, in May 2024, inhaled KB707 was granted rare pediatric disease designation by the FDA for the treatment of osteosarcoma, and in August 2024, intratumoral KB707 was granted rare pediatric disease designation by the FDA for the treatment of rhabdomyosarcoma. However, there is no guarantee that we will be able to obtain a priority review voucher if these product candidates are approved by the FDA. Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, since December 20, 2024, the FDA is only able to award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2026. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.
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

Before we can begin to commercially manufacture our product candidates, we must pass a pre-approval inspection of our manufacturing facilities by the FDA. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required for us to obtain such approvals is uncertain. To obtain approval, we need to ensure that all our processes, methods, and equipment are compliant with CGMP, and perform extensive audits of vendors, contract laboratories, and suppliers. If any of our vendors, contract laboratories, or suppliers is found to be out of compliance with CGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors, contract laboratories, or suppliers. The CGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with CGMP, we are obligated to expend time, money, and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we will be subject to possible regulatory action and may not be permitted to sell any approved product.
In addition, the manufacturing process used to produce VYJUVEK and our product candidates is complex and novel and demand for an approved product may require us to change the manufacturing process, which may require regulatory approval before we are able to sell the product manufactured by the changed process. The production of VYJUVEK and our product candidates require processing steps that are more complex than those required for most pharmaceuticals. Moreover, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the process works and that VYJUVEK and our product candidates are made strictly and consistently in compliance with the process. Problems with an approved manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. In addition, changes to an approved manufacturing process may result in problems with the process design, process reproducibility, stability, or batch consistency, and may require regulatory approval before we are permitted to sell products manufactured with the changed manufacturing process, which could potentially delay commercial availability of an approved product. We may encounter problems achieving adequate quantities and quality of materials that meet FDA, EMA, or other applicable standards or specifications with consistent and acceptable production yields and costs, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
We may maintain third-party manufacturing capabilities in order to provide multiple sources of supply of VYJUVEK or a product candidate that is approved for sale. In addition, we may utilize third parties to manufacture components of VYJUVEK or our product candidates. For example, we use a third-party to manufacture the sterile gel that is mixed with our in-house produced vector for VYJUVEK. Our ability to commercially supply VYJUVEK depends, in part, on the ability of third parties to supply and manufacture the raw materials and other important components related to our manufacture of VYJUVEK. For some materials and components related to our manufacture of VYJUVEK and our product candidates, there are, in general, relatively few alternative sources of supply. Our use of a limited number of suppliers for some of the components and materials used in manufacturing VYJUVEK and our product candidates and commercially supplying VYJUVEK exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet demand. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize VYJUVEK or any approved product candidate. Any of our existing suppliers may:
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
Quality management plays an essential role in the manufacturing of VYJUVEK and our product candidates, conducting clinical trials, preventing defects, improving our product candidates, and assuring the safety and efficacy of VYJUVEK and our product candidates. We seek to maintain a robust quality management program which includes the following broad pillars of quality:
•monitoring and assuring regulatory compliance for clinical trials, manufacturing, and testing of good applicable practice (“GxP”) for regulated products (e.g., CGCP and CGMP);
•monitoring and providing oversight of all GxP suppliers;
•establishing and maintaining an integrated, robust quality management system for clinical, manufacturing, supply chain, and distribution operations; and
•cultivating a proactive, preventative quality culture and employee and supplier training to ensure quality.
Our success depends on our ability to maintain and continuously improve our quality management program. Any change to an approved manufacturing process will put strain on our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunctions to halt manufacture and distribution of VYJUVEK or our product candidates, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations, or withdrawal, suspension or variation of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or VYJUVEK or our product candidates, which may result in difficulty in successfully launching products and the loss of potential future sales, which could have an adverse effect on our business, financial condition, and results of operations.
If demand for VYJUVEK or any product for which we obtain marketing approval increases more than previously estimated or we wish to improve manufacturing efficiencies to lower cost of production, we may need or choose to scale up or change a current FDA-approved commercial manufacturing process, which is subject to risks and uncertainties and could require us to submit a Prior Approval Supplement (“PAS”) to the FDA and obtain the agency’s approval for the manufacturing process changes before they can be implemented.
We may desire or need to make manufacturing process changes to scale-up manufacturing to meet increased demand, to improve efficiencies or costs, or otherwise. Scaling up a manufacturing process carries regulatory, financial, and operational risks, which could potentially impact product availability. For example, as a result of the strong and increasing commercial demand for VYJUVEK, we designed a revised commercial manufacturing process that should more than quadruple the output of each production batch. We validated the revised commercial manufacturing process and submitted a PAS to the FDA, which was approved by the FDA. Receipt of FDA approval was required before we could commercially sell VYJUVEK manufactured with the revised commercial manufacturing process. In addition to requiring FDA approval of a PAS, there are risks associated with scaling up a manufacturing process, including, among others, cost overruns, potential problems with the process scale-up design, process reproducibility, stability issues, and batch consistency. Furthermore, studies or tests to demonstrate comparability of product manufactured under an existing and under a revised manufacturing process, or any other studies on a revised process, such as validation studies, may uncover findings that result in the FDA delaying or refusing to approve a revised process. We cannot guarantee if or when the FDA may approve a PAS for any manufacturing process change(s), and failure to obtain FDA approval or other risks associated with manufacturing processes changes could impact commercial availability of VYJUVEK or an approved product candidate, which could result in the loss of sales and adversely affect our business, results of operations, and financial condition.
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
We plan to complete a technical transfer process to allow us to commercially manufacture VYJUVEK at ASTRA, our recently completed and qualified state-of-the-art CGMP manufacturing facility, in addition to ANCORIS, where VYJUVEK is currently manufactured. This process may be time consuming and will require an FDA inspection of ASTRA. We cannot provide any assurance of the timing of such FDA approval, or if the FDA will approve commercial manufacturing of VYJUVEK at ASTRA. We have never completed a technical transfer process to an in-house manufacturing facility, and there is no guarantee that we will be successful doing so. Failure or delay in technical transfer of VYJUVEK or another approved product from ANCORIS to ASTRA, or from ASTRA to ANCORIS, could impair our ability to supply sufficient product to meet commercial demand and successfully commercialize and generate revenue from sales of approved products, which could adversely affect our business, financial condition, and results of operations.
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
Using specialty distributors to market and sell VYJUVEK in certain jurisdictions outside of the United States, the United Kingdom, certain EU countries, and Japan subjects us to certain risks.
Outside of the United States, major European markets and Japan, we intend to and have started entering into distribution agreements with specialty distributors to commercialize VYJUVEK. We may be unable to enter into appropriate supply, marketing, and distribution arrangements on favorable terms, if at all. Our use of distributors in these markets to market and sell VYJUVEK involves certain risks, including, but not limited to, risks that these organizations will not comply with applicable laws and regulations, not effectively sell or support VYJUVEK or reduce or discontinue their efforts to sell or support VYJUVEK, not devote the resources necessary to market and sell VYJUVEK in the volumes and within the time frame we expect, not be able to satisfy financial obligations to us or others, not provide us with accurate or timely information regarding their inventories of VYJUVEK or the number of patients who are using VYJUVEK, or not provide us with accurate or timely information regarding serious adverse events and/or product complaints. Any such events may result in regulatory actions that may include suspension or termination of the distribution and sale of our products in a certain country, loss of revenue, and/or reputational damage, which could harm our results of operations and business.
In connection with the commercial launch of VYJUVEK in the United States, we recruited a sales force and established marketing, market access, and medical affairs teams and distribution capabilities and if the commercial launch of VYJUVEK is not successful for any reason, we could incur substantial costs and our investment would be lost if we cannot retain or reposition our sales, marketing, market access, and medical affairs personnel.
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
We focus our research and product development primarily on genetic medicines to treat diseases with high unmet medical needs. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with VYJUVEK or our product candidates, various pricing scenarios, and our understanding of reimbursement policies in particular countries. These estimates are based on many assumptions and may prove incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for rare indications, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we commercialize VYJUVEK in the United States and learn more about market dynamics and engage with regulators on additional potential marketing approvals, our view of VYJUVEK’s initial potential market opportunity will become more refined. The addressable patient population in the United States and internationally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with VYJUVEK or our product candidates, if approved, or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations, and prospects. If we are unable to successfully commercialize VYJUVEK or any future product candidates with attractive market opportunities, our future product revenue may be smaller than anticipated, and our business may suffer.
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
In addition to determining market opportunities for our products, we need to accurately forecast demand and the timing of the demand, which is difficult. Incorrect demand estimates could adversely impact our business, financial condition, results of operations, and prospects. For example, if product demand is higher than we initially estimate, we may need to spend time and money increasing our manufacturing capabilities and/or changing our manufacturing processes. This could require greater capital expenditures than initially forecasted and potentially delay commercial availability of an approved product, which could adversely affect our business, financial condition, and results of operations.
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
We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford our approved genetic medicine products. Accordingly, sales of VYJUVEK and our product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of our product or product candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:
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
Prior to receiving VYJUVEK, patients are required to undergo genetic testing, and we anticipate that prior to receiving certain of our other product candidates, if approved, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate based on genetic information, resulting in barriers to the acceptance of genetic tests by consumers. Concerns have also been raised about the accuracy of genetic testing. This could lead to governmental authorities restricting genetic testing or calling for additional regulation of genetic testing, particularly for diseases for which there is no known cure. For example, on May 6, 2024, FDA released a final rule clarifying that in vitro diagnostic tests (IVDs) manufactured by laboratories are medical devices. If the rule withstands recent court challenges, such tests will be required to undergo premarket review and will be subject to other medical device regulations. Any of these scenarios could decrease demand for VYJUVEK and our product candidates, if approved.
Increasing demand for compassionate use or expanded access of our unapproved therapies could negatively affect our reputation and harm our business.
We are developing our product candidates principally for illnesses for which there are currently limited to no available therapeutic options. At least one other company has been the target of disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide our product candidates under an expanded access corporate policy, our reputation may be negatively affected, and our business may be harmed. In 2018, the Right to Try Law was enacted, allowing eligible patients to request access to certain investigation drugs, including biologics, that have not been FDA approved. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.
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

Filing, prosecuting, and defending patents on VYJUVEK, our product candidates, and current and future innovations related to our vector platform, in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States may differ in scope from those eventually granted in the United States. Thus, in some cases, we may not have the opportunity to obtain patent protection for certain technologies in some jurisdictions outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with VYJUVEK and our product candidates that are approved, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we endeavor to observe the terms of agreements under which we obtain access to third-party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described in Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, in April of 2022, we entered into a settlement agreement with PeriphaGen, Inc., which had alleged breach of contract and misappropriation of trade secrets. If we fail to successfully defend any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize VYJUVEK or our product candidates, which could have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
Although we generated net income starting with the year ended December 31, 2023, we previously incurred recurring losses and negative cash flows from operations since our inception. Our transition to consistent operating profitability depends on our ability to (i) successfully commercialize VYJUVEK in the United States and obtain the necessary regulatory approvals to commercialize VYJUVEK outside of the United States and then successfully commercialize VYJUVEK outside the United States, and (ii) complete the development of, and obtain the regulatory approvals necessary to successfully commercialize our product candidates with significant market potential. We have devoted substantially all our efforts to date to (i) research and development of our gene therapy platform, product candidates and our manufacturing infrastructure, and, more recently, (ii) commercializing VYJUVEK in the United States. We expect to continue to incur significant expenses for the foreseeable future and our operating results may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•manufacture, market, and sell our lead product, VYJUVEK, in the United States and prepare for regulatory approvals outside of the United States and if such approvals are received, commercialize VYJUVEK in those geographies;
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
To remain profitable, we must be successful in a range of challenging activities, including designing, initiating, and completing clinical trials for our product candidates, developing, validating, and maintaining commercial scale manufacturing processes, obtaining marketing approvals, manufacturing, marketing, and selling VYJUVEK and any product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. If we were required to discontinue development of any of our product candidates, if VYJUVEK does not receive regulatory approvals outside the United States, or any of our product candidates do not receive regulatory approvals, or if VYJUVEK or any of our product candidates, if approved, fails to achieve sufficient market acceptance for any indication, our ability to remain profitable and our business prospects and financial condition could be materially adversely affected. Moreover, if we decide to leverage any success with VYJUVEK or any of our current product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business may be materially adversely affected.
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
We may need to raise additional funding to maintain and expand our commercialization capabilities and to complete the development of, and obtain the regulatory approvals necessary to, commercialize our product candidates. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate certain of our product development efforts or other operations.
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
•the outcome, timing and costs of seeking regulatory approvals for VYJUVEK outside the United States;
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
Identifying product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for our product candidates in development or future product candidates. Revenue will be derived from VYJUVEK until we have another product candidate receive marketing approval. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our existing stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Adequate additional financing may not be available to us on acceptable terms, or at all. The terms of additional financing may be impacted by, among other things, general market conditions, the market’s perception of our approved product, VYJUVEK, and product candidates, our growth potential, and the market price per share of our common stock. See “Raising additional capital could cause the price of our common stock to decline and cause dilution to our stockholders, restrict our operations or require us to relinquish rights.” Failure to obtain necessary capital when needed could force us to delay, limit, or terminate certain of our product development efforts or other operations, which could significantly harm our business, financial condition, results of operations, and prospects.
Changes in tax law may adversely affect our business and financial condition
We are subject to evolving and complex tax laws in the United States and the foreign jurisdictions in which we operate. New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, or interpreted, changed, modified, or applied adversely to us, any of which could adversely affect our business operations and financial performance. Changes to tax laws (which could apply retroactively) could adversely affect us and our stockholders. In recent years, such changes have been made and changes are likely to occur in the future, which could have a material adverse effect on our business, cash flow, financial condition, and results of operations.
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
Governance
The Board oversees the management of risks from cybersecurity threats. The Board receives regular presentations and reports on cybersecurity, which address a wide range of topics and also receives prompt and timely information regarding any cybersecurity incident that is or may become material, as well as ongoing updates regarding such incident until it has been addressed. At least once each year, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s Senior Director of Cyber Security, who is the member of management that is principally responsible for overseeing cybersecurity at the Company, in partnership with other business leaders across the Company, including our Chief Executive Officer, Chief Accounting Officer, General Counsel, and Human Resources leader. Our Senior Director of Cyber Security has served in various roles in information technology and information security for over 20 years, including serving as Information Security Officer for a global medical device manufacturer . He holds degrees in Global Business Management and Computer Science.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties.
As of December 31, 2024, we leased approximately 54,000 square feet of combined laboratory and office space in Pittsburgh, Pennsylvania that we use for our research, development and manufacturing efforts. The lease for combined laboratory and office space expires in October 2031.
In 2021, we completed the acquisition of the building shell for ASTRA, our second commercial scale CGMP facility located outside of Pittsburgh, PA, and entered into an associated ground lease. Astra is an approximately 155,000 sq. ft., state-of-the-art CGMP manufacturing facility that, in addition to adding significant capacity to support our growing pipeline, also allows for in-house incorporation of raw material preparation, excipient manufacturing, testing, packaging, labeling and distribution, thereby fully integrating all components of the supply chain from starting materials to patient experience. Astra was completed and validated in 2023.
As of December 31, 2024, we also leased international office space in Switzerland, Netherlands, Germany, Japan, Italy and Spain.
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
Holders of Record
As of February 12, 2025, there were two stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Part III, Item 12 of this Annual Report on From 10-K.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common stock made during the three months ended December 31, 2024.
Sales of Unregistered Securities
There have been no sales of unregistered securities by us during the past three years except as previously disclosed on prior Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Stock Performance Graph
Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index commencing on December 31, 2019 and continuing through December 31, 2024. The graph assumes our closing sale price on December 31, 2019 of $55.38 per share as the initial value of our common stock for indexing purposes. Points on the graph represent the performance as of the last business day of each of the months indicated.
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
This section of this Annual Report on Form 10-K generally discusses 2024, 2023 and 2022 items and year-to-year comparisons between 2024 and 2023, and 2023 and 2022 of the Company’s results of operations and cash flows.
Overview
We are a fully integrated, commercial-stage biotechnology company focused on the discovery, development, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home by a healthcare professional. Our goal is to develop easy-to-use medicines to dramatically improve the lives of patients living with rare and serious diseases. Our innovative technology platform is supported by an in-house, FDA and EMA-inspected, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facility and a second, completed and qualified, commercial scale CGMP facility to support future expansion. Refer to Part I, Item 1 - Business for more information about our FDA approved product, VYJUVEK®, clinical development pipeline and research programs, and the status of our product candidates.
Our FDA Approved Commercial Product
VYJUVEK (beremagene geperpavec-svdt or B-VEC; referred to as B-VEC outside the United States)
On May 19, 2023, the FDA approved VYJUVEK, the first ever redosable gene therapy, for treating patients, six months of age or older, suffering from DEB, a rare and severe monogenic disease that affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1. VYJUVEK is a redosable topical gel containing our novel vector designed to deliver two copies of the COL7A1 transgene to a patient’s skin cells to produce the COL7 protein. VYJUVEK is the first and only corrective medicine approved by the FDA for the treatment of DEB, both recessive and dominant, that can be administered by a healthcare professional in either a clinical setting or in the home. We possess exclusive rights to develop, manufacture, and commercialize VYJUVEK and all our pipeline product candidates throughout the world.
Net VYJUVEK product revenue was $290.5 million for the year ended December 31, 2024. Since launch in 2023, we have reported cumulative net product revenue of 341.2 million.
Gross margin for the year ended December 31, 2024 was 93%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.
We have secured strong nationwide access and reimbursement for VYJUVEK in the United States since launch and, as of February 2025, positive access determinations have been achieved for 97% of lives covered under commercial and Medicaid plans. In January 2024, we announced that the United States Centers for Medicare & Medicaid Services, or CMS, had assigned a permanent and product-specific J-code for VYJUVEK, effective on January 1, 2024.
As of February 2025, we have secured over 510 reimbursement approvals for VYJUVEK in the United States.
We seek to make the experience of starting and continuing on VYJUVEK treatment seamless for the patient. Since launch, the infrastructure has been in place for patients to be treated in their home by a healthcare professional, reducing the need for regular visits to a clinic or hospital. Krystal ConnectTM, our United States in-house patient services call center, has been active since FDA approval and assists patients, caregivers and healthcare professionals interested in accessing VYJUVEK. Since launch and through the fourth quarter of 2024, patient compliance with once weekly treatment while on VYJUVEK remains high at 85%.

Preparations and infrastructure buildout are underway in Europe and Japan to support our planned direct commercial launch in these regions in 2025.
In October 2023, we submitted a MAA to the EMA for B-VEC for the treatment of DEB. In February 2024, the EMA completed inspection of our manufacturing facility as part of the MAA review process and, in May 2024, EU GMP certification was granted by the EMA. EMA review of our MAA is ongoing and we currently expect a CHMP opinion the first quarter of 2025.
In September 2024, the Haute Autorité de Santé in France approved pre-marketing early reimbursed access to B-VEC under the Accès Précoce (“AP1”) program. AP1 allows for early access to innovative therapies in France prior to European regulatory approval when a positive benefit/risk ratio is recognized and when no other therapeutic alternatives are available.
In October 2024, we filed a JNDA with Japan’s PMDA. The JNDA includes the results from the Japan OLE study, the design of which had been approved by the PMDA in July 2023. The efficacy portion of the Japan OLE study was completed in April 2024 and results closely mirrored those of our Phase 3 study in the United States, with B-VEC exhibiting a safety profile consistent with previous studies and all four patients that completed the study achieving the primary endpoint of complete wound closure at six months. The JNDA is under priority review and a decision by the PMDA is expected in the second half of 2025.
Pipeline Highlights and Recent Developments
Ophthalmology
KB803 is a redosable eye drop formulation of B-VEC, designed for the treatment of ocular complications that are thought to affect over 25% of DEB patients. These complications, which include corneal erosions, abrasions, blistering and scarring, can lead to progressive vision loss. There is currently no corrective therapy available.
Based on early clinical evidence of safety and potential benefit following topical B-VEC application to the eye of a DEB patient under compassionate use, we started discussions with the FDA on a potential clinical development path for KB803 and, in February 2024, we aligned with the FDA on our proposed single arm, open label registrational Phase 3 study to enable approval of KB803 to treat ocular complications of DEB. We expect to initiate the study in the first half of 2025 and plan to enroll up to 30 DEB patients.
In August 2024, we initiated a natural history study to prospectively collect data on the frequency of corneal abrasions in patients with DEB and serve as a run-in period for patients who may be eligible to participate in the Phase 3 study. Enrollment in the study is ongoing and, as of February 2025, we had enrolled approximately 50 patients in the study.
We are also actively evaluating multiple, internal preclinical-stage genetic medicine candidates for the treatment of front and back of the eye diseases.
Respiratory
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length CFTR transgene for the treatment of CF, a serious rare lung disease caused by missing or mutated CFTR protein. In July 2023, we announced that we had dosed the first patient in CORAL-1, a Phase 1 multi-center, dose-escalation study evaluating KB407, delivered via a nebulizer, in patients with CF, regardless of their underlying genotype. In December 2024, we announced an interim safety data update for patients treated with KB407 in the first two dose escalation cohorts, in which we found single and repeat inhaled administration of KB407 to be safe and well tolerated. In January 2025, the CFF TDN Clinical Research Executive Committee granted full sanctioning of our KB407 Phase 1 CORAL-1 study protocol. We expect to report safety and CFTR delivery data from patients in the third and final cohort in mid-2025.
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human AAT protein, for the treatment of AATD, a serious rare lung disease. In February 2024, we announced that we had dosed the first patient in SERPENTINE-1, a Phase 1, open-label, single dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a Pi*ZZ or a Pi*ZNull genotype. In December 2024, we announced an interim clinical update from the first two dose escalation cohorts of SERPENTINE-1. Inhaled KB408 was safe and well-tolerated at both tested dose levels and clear evidence of successful SERPINA1 delivery and AAT expression was observed in both patients that underwent bronchoscopies. Following this data update, we simultaneously expanded the second cohort and opened enrollment in the third and final cohort of SERPENTINE-1 for more comprehensive molecular assessments at both dose levels. We expect to report results for both cohorts in the second half of 2025.
Oncology
KB707 is a redosable, immunotherapy designed to deliver genes encoding both human IL-2 and IL-12 to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery. Both intratumoral and inhaled KB707 have been granted RPDD and Fast Track Designations by the FDA.
Inhaled KB707 is currently under evaluation in KYANITE-1, an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating inhaled KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors of the lung. In December 2024, we announced an initial clinical update for the monotherapy dose escalation and expansion cohorts of KYANITE-1. Early evidence of monotherapy activity was observed in the evaluable cohort of 11 patients with heavily pre-treated advanced NSCLC, achieving an ORR of 27% and a DCR of 73% as of data cut-off. Inhaled KB707 was also reported to be safe and generally well tolerated as monotherapy in the 37 patients included in the safety analysis. The majority of treatment-related adverse events have been mild to moderate in severity and transient with no Grade 4 or 5 adverse events observed. Evaluation of inhaled KB707 in monotherapy and combination dose expansion cohorts is ongoing.
Intratumoral KB707 is currently under evaluation in OPAL-1, an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating intratumoral KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors, who relapsed or are refractory to standard of care, with at least one measurable and injectable tumor accessible by transcutaneous route of administration. The final monotherapy dose escalation cohort was cleared in May 2024 and evaluation of intratumoral KB707 in monotherapy and combination dose expansion cohorts is ongoing.
Dermatology
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene encoding the human enzyme TGM1 for the treatment of TGM1-deficient LI, a serious rare skin disorder most often caused by missing or mutated TGM1 protein. We expect to initiate the Phase 2 portion of JADE-1, a randomized, placebo-controlled Phase 1/2 study evaluating KB105 for the treatment of TGM1-deficient LI in 2026.
Aesthetics
In addition to focusing on genetic medicines to treat patients with diseases with high unmet medical needs, we are leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics. Jeune Aesthethics’ lead program, KB301, is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including COL3. In August 2024, Jeune Aesthetics announced positive interim safety and efficacy results from Cohorts 3 and 4 of the Phase 1 study PEARL-1, open label studies evaluating KB301 in the treatment of lateral canthal lines at rest and dynamic wrinkles of the décolleté, respectively. Meaningful and sustained improvements in multiple skin aesthetic attributes, including wrinkles, crepiness, hydration, and radiance, were reported by the study investigators and subjects alike in both the décolleté and lateral canthal regions. Increased subject satisfaction with wrinkle appearance was also reported. Based on these Phase 1 results, Jeune Aesthetics has selected treatment of the dynamic wrinkles of the décolleté for advanced clinical development. Jeune Aesthetics has initiated development of a décolleté-specific evaluation scale and expects to start a Phase 2 study evaluating KB301 in this indication in the second half of 2025.
In November 2024, Jeune Aesthetics dosed the first subject in the PEARL-2 study, an ongoing, 2:1 randomized and placebo-controlled Phase 1 study evaluating its second clinical-stage investigational aesthetic therapy KB304 for the treatment of wrinkles. KB304 is a solution formulation of our novel vector for intradermal injection designed to deliver one copy of the COL3A1 transgene and one copy of the ELN transgene to address various signs of skin aging including elasticity loss. Jeune Aesthetics expects to report top-line results from the study in the second half of 2025.
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
The transaction price that we recognize as revenue for VYJUVEK sales includes an estimate of variable consideration, which includes discounts, returns, copay assistance and rebates that are offered within contracts. Refer to Note 2 of the notes to the consolidated financial statements included in this Form 10-K for additional information.
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
Revenue Recognition
After FDA approval of VYJUVEK in May 2023, we began commercial marketing and made our first product sales in 3Q 2023. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires us to make estimates of variable consideration, included in our contracts, to be included in the transaction price.
Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring control of the promised good to the customer. The only performance obligation in the Company’s contracts with customers is the timely delivery of the product to the customer’s designated location.
The Company sells VYJUVEK to a limited number of specialty pharmacy (“SPs”) providers that mix the medication to be administered by a healthcare professional in either a healthcare professional or home setting and to a limited number of hospitals or specialty distributors (“SDs”) who deliver to hospitals where patients are administered the medication in a healthcare setting. Revenue is recognized when the customer obtains control of the product, which occurs at a point in time, upon delivery to the customer.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring VYJUVEK and is generally based upon a list price and is recorded at the net sales price upon delivery and transfer of control to the customer, and includes an estimate of variable consideration, which results from discounts, rebates, copay assistance, and returns that are offered within contracts between the Company and its customers. These reserves, representing the Company’s best estimates of the amount of consideration to which the Company is entitled, are based on the terms of the contract.
Variable consideration reduces the transaction price to reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts and is recorded in the same period the related product revenue is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates in the period these variances become known.
•Prompt Pay Discounts: As an incentive for prompt payment, the Company may offer cash discounts to its counterparties. The Company estimates accrued prompt pay discounts using the most likely amount method. The Company expects that all eligible counterparties will comply with the contractual terms to earn the discount. The Company records the discount as a reduction of revenue on the consolidated statements of operations and as an allowance against accounts receivable, net on the consolidated balance sheets.
•Government Rebates: The Company participates in certain government rebate programs including Medicaid, Medicare and Tricare. For Medicare, the Company estimates the accrued liability based on the estimated number of patients in the prescription drug coverage gap under the Medicare Part D program. The Company also estimates accrued government rebates using the expected value method based on estimated percentages of VYJUVEK that will be prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue on the consolidated statements of operations and accrued rebates and other long-term liabilities on the consolidated balance sheets.
•Commercial Rebates: The Company participates in certain commercial rebate programs. Under these rebate programs, the Company pays a rebate to the commercial entity or third-party administrator of the program.

Accrued commercial rebates are estimated using the expected value method based on estimated percentages of VYJUVEK that will be prescribed to qualified patients and estimated levels of inventory in the distribution channel. Accrued commercial rebates are recorded as a reduction of revenue on the consolidated statements of operations and are included in accrued rebates on the consolidated balance sheets.
•Copay Assistance: The Company provides copay assistance to qualified patients with commercial insurance in states that allow copay assistance, helping them meet copay obligations to their insurance provider. The Company reimburses pharmacies for this discount through third-party vendors. The Company estimates copay assistance costs using the expected value method based on estimated percentages of VYJUVEK that will be prescribed to qualified patients, average assistance paid based on reporting from third-party vendors and estimated levels of inventory in the distribution channel. Copay assistance costs are recorded as reductions to revenue on the consolidated statements of operations and are recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
•Product Returns: The Company offers limited return rights relating only to product damage or defects identified upon receipt, and therefore the Company expects minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. The Company has not experienced significant product returns to date, and accordingly no allowance for returns was recorded for the year ended December 31, 2024.
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
Stock-Based Compensation
We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation (“ASC 718”), to account for stock-based compensation. We recognize compensation costs related to stock granted based on the estimated fair value of the awards on the date of grant.
ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their grant-date fair values. Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense for performance-based restricted stock units is recognized for the awards that are probable of vesting over the service period of the award. On a quarterly basis, management estimates the probable number of performance-based restricted stock units that would vest until such time that the ultimate achievement of the performance criteria are known.
Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make assumptions. We estimate the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including: (i) the expected stock price volatility; (ii) the expected term of the award; (iii) the risk-free interest rate; and (iv) expected dividends.
We estimate the expected term of stock options using the “simplified” method as prescribed by SEC Staff Accounting Bulletin No. 107, Share-Based Payments, whereby the expected term equals the arithmetic mean of the vesting term and the original contractual term of the option. The risk-free interest rates are based on US Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid and does not expect to pay dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which service conditions are expected to be satisfied.
Results of Operations
Years Ended December 31, 2024, 2023 and 2022

	Years Ended December 31,			Change
(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Product revenue, net	$290,515	$50,699	$—	$239,816	$50,699
Operating expenses
Cost of goods sold	20,061	3,094	—	16,967	3,094
Research and development	53,573	46,431	42,461	7,142	3,970
Selling, general and administrative	113,686	98,401	77,735	15,285	20,666
Litigation settlement	37,500	12,500	25,000	25,000	(12,500)
Total operating expenses	224,820	160,426	145,196	64,394	15,230
Income (loss) from operations	65,695	(109,727)	(145,196)	175,422	35,469
Other income
Gain from sale of priority review voucher	—	100,000	—	(100,000)	100,000
Interest and other income, net	29,661	22,624	5,221	7,037	17,403
Income (loss) before income taxes	95,356	12,897	(139,975)	82,459	152,872
Income tax expense	(6,197)	(1,965)	—	(4,232)	(1,965)
Net income (loss)	$89,159	$10,932	$(139,975)	$78,227	$150,907
Product Revenue, Net
Product revenue, net was $290.5 million for the year ended December 31, 2024 as compared to $50.7 million for the year ended December 31, 2023 and zero for the year ended December 31, 2022 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. The increase in product revenue, net from 2023 to 2024 was driven by an increase in VYJUVEK sales following initial commercial sales recorded in August 2023.
Cost of Goods Sold
Cost of goods sold was $20.1 million for the year ended December 31, 2024 as compared to $3.1 million for the year ended December 31, 2023 and zero for the year ended December 31, 2022 due to initial sales of VYJUVEK after FDA approval was obtained on May 19, 2023. The increase in cost of goods sold from 2023 to 2024 was driven by an increase in VYJUVEK sales following initial commercial sales recorded in August 2023. Prior to receiving FDA approval for VYJUVEK in May 2023, costs associated with the manufacturing of VYJUVEK were expensed as research and development expense.
Research and Development Expenses
Research and development expenses increased approximately $7.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by the following:
•an increase of $4.2 million in payroll related expenses, including stock-based compensation, primarily driven by an increase in headcount to support overall growth,
•an increase of $3.8 million in manufacturing expenses related to our product candidates,
•an increase of $3.6 million in clinical development costs,
•an increase of $3.6 million in other research and development expenses primarily relating to licensing and regulatory costs and facilities and equipment related costs, and
•an increase of $602 thousand in depreciation due to the Company’s second CGMP facility being placed into service throughout 2023 and 2024 partially offset by the capitalization of depreciation associated with increased commercial batches of VYJUVEK.
The increases were partially offset by:

•a decrease of $7.4 million due to the capitalization of allocated overhead costs for increased commercial batches of VYJUVEK and
•a net decrease of $1.4 million in direct manufacturing expenses due to the costs to manufacture VYJUVEK being capitalized into inventory and cost of goods sold.
Research and development expenses increased $4.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by the following:
•an increase of $5.8 million in payroll related expenses which was primarily driven by an increase in personnel to support overall growth and includes a $2.2 million increase in stock-based compensation,
•an increase of $2.2 million in depreciation, and
•an increase of $428 thousand in other research and development expenses, primarily due to increases in facilities expenses.
These decreases were partially offset by:
•a decrease of $2.0 million in preclinical, clinical and pre-commercial manufacturing due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and due to fewer receipts of raw materials and lab supplies period over period that were purchased for planned manufacturing runs of our products,
•a decrease of $1.3 million from overhead allocations to inventory, and
•a decrease of $1.2 million from outsourced research and development costs.
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			Change
(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
B-VEC	$8,760	$9,039	$8,096	$(279)	$943
KB105	935	282	276	653	6
KB301	635	460	1,312	175	(852)
KB304	1,342	66	3	1,276	63
KB407	1,877	1,668	1,895	209	(227)
KB408	1,630	1,043	972	587	71
KB707	8,677	3,828	400	4,849	3,428
KB803	604	—	—	604	—
Other dermatology programs	—	2	500	(2)	(498)
Other aesthetics programs	6	25	111	(19)	(86)
Other ophthalmology programs	1,868	71	—	1,797	71
Other research programs	1,274	567	876	707	(309)
Other development programs	823	939	645	(116)	294
Stock-based compensation	9,237	10,051	7,897	(814)	2,154
Other unallocated manufacturing expenses(1)	9,087	12,550	15,036	(3,463)	(2,486)
Other unallocated expenses(2)	6,818	5,840	4,442	978	1,398
Research and development expense	$53,573	$46,431	$42,461	$7,142	$3,970

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
As noted above, research and development expenses increased approximately $7.1 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by the following:

•an aggregated increase of $4.9 million related to KB304 costs, KB105 costs, KB408 costs, KB803 costs, other ophthalmology programs and other aesthetics programs all related to increases in manufacturing expenses, payroll costs and professional services related to pre-clinical contracts,
•an increase of $4.8 million in KB707 costs following the expansion of our research and development pipeline to oncology consisting of an increase in payroll related costs to support our research, an increase in contract research expenses in preparation for clinical trials, and an increase in clinical trial costs associated with our Phase 1/2 clinical trial of KB707 that commenced in 2024,
•an increase of $978 thousand in other unallocated expenses, which largely relates to (1) depreciation due to the Company’s second CGMP facility being placed into service throughout 2023 and 2024 partially offset by the capitalization of depreciation associated with increased commercial batches of VYJUVEK and (2) other facilities and equipment related costs, and
•an increase of $707 thousand in other research programs.
The increases were partially offset by:
•a decrease of $3.5 million in other unallocated manufacturing expenses primarily due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and cost of goods sold, and
•a decrease of $814 thousand in stock-based compensation due to the allocation of labor costs related to work performed to manufacture VYJUVEK to inventory.
Research and development expenses increased $4.0 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by the following:
•an increase of $3.4 million in KB707 spending due to increased payroll related costs and increased contract research costs in preparation for the Phase 1/2 clinical trial,
•an increase of $2.2 million in stock-based compensation due to an increase in internal resources to support overall research and development growth,
•an increase of $1.4 million in other unallocated expenses primarily due to increases in depreciation expense offset by a decrease from rent expense allocated to inventory, and
•an increase of $943 thousand in KB103 expenses primarily due to increased payroll related expenses to support VYJUVEK’s preapproval activities, clinical trial costs, license and regulatory costs, costs associated with overseas clinical trials and regulatory agency filings, and increased allocated research.
These increases were partially offset by:
•a decrease of $2.5 million in other unallocated manufacturing expenses primarily due to the costs related to the manufacturing of VYJUVEK following FDA approval being recorded as inventory and due to fewer receipts of raw materials period over period that were purchased for planned manufacturing runs of our products and product candidates,
•a decrease of $852 thousand in KB301 expenses due to the timing of clinical research costs, and
•a increase of $6 thousand in KB105 expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by the following:
•an increase of $10.0 million in stock-based compensation,
•an increase of $3.7 million in selling expenses related to the commercial launch of VYJUVEK, which includes $1.2 million related to our patient access program, and
•an increase of $3.3 million related to professional services incurred to support our commercial growth.
The increases were partially offset by:
•a decrease of $2.0 million in marketing costs due to the timing of marketing activities ahead of the VYJUVEK commercial launch.
Selling, general and administrative expenses increased $20.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by the following:

•an increase of $15.1 million in payroll related expenses which is primarily driven by an increase in personnel to support overall growth and includes a $4.5 million increase in stock-based compensation,
•an increase of $1.7 million in selling expenses related to the launch of VYJUVEK,
•an increase of $2.1 million in information technology infrastructure costs,
•an increase of $1.3 million in software-related costs,
•an increase of $1.1 million in travel costs,
•an increase of $425 thousand in sponsorships,
•an increase of $381 thousand in net legal costs, which consists of a decrease in litigation proceeds of $570 thousand, offset by a increase in legal and professional fees of $189 thousand, and
•an increase of $676 thousand in other selling, general and administrative expense, primarily due to increases in depreciation and rent expense.
These increases were partially offset by:
•a decrease of $1.2 million of commercial preparedness expenses,
•a decrease of $466 thousand in medical affairs costs, and
•a decrease of $428 thousand in business development costs.
Litigation Settlement
Litigation settlement for the years ended December 31, 2024, 2023 and 2022 was $37.5 million, $12.5 million and $25.0 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See “Legal Proceedings” in Note 7 of the notes to consolidated financial statements included in this Form 10-K for more information.
Gain from Sale of Priority Review Voucher
Gain from sale of priority review voucher for the year ended December 31, 2023 was $100.0 million and was related to the sale of our rare pediatric PRV, which was awarded to the Company in connection with the FDA’s approval of VYJUVEK.
Interest and Other Income, Net
Interest and other income, net for the years ended December 31, 2024, 2023 and 2022 was $29.7 million, $22.6 million and $5.2 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The increase in interest and dividend income is the result of increased investment activity and more favorable interest rates as compared to the prior period and an increase in our balance of cash, cash equivalents, and investments.
Income Tax Expense
Income tax expense for the years ended December 31, 2024, 2023 and 2022 was $6.2 million, $2.0 million, and zero, respectively. In 2023 and 2024, income tax expense related to state, federal and foreign income taxes. See Note 11 of the notes to consolidated financial statements included in this Form 10-K for more information.
Liquidity and Capital Resources
Overview
As of December 31, 2024, our cash, cash equivalents and short-term investments balance was approximately $597.5 million. As of December 31, 2024, we had an accumulated deficit of $180.7 million. We believe that our cash, cash equivalents and short-term investments will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Annual Report on Form 10-K.
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

Further, we expect future revenue to fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any product sales. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Furthermore, pursuant to our settlement agreement with PeriphaGen, we will be required to pay a $6.25 million milestone payment as a result of reporting $100.0 million in cumulative sales during the second quarter of 2024 payable within 120 days following December 31, 2024 and two additional $12.5 million milestone payments as a result of reporting $200.0 million in cumulative sales during the third quarter of 2024 and $300.0 million in cumulative sales during the fourth quarter of 2024, both of which are payable within 30 days following the filing by the Company of its Annual Report on Form 10-K for the year ended December 31, 2024. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch our product candidates. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.

ATM Program
On December 31, 2020, the Company entered into a sales agreement with Cowen and Company, LLC ("Cowen") with respect to an at-the-market equity offering program (“2020 ATM Program”), under which the Company issued and sold from time to time through Cowen, acting as agent and/or principal, shares of its common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million (“2020 Placement Shares”). The issuance and sale of the 2020 Placement Shares were made pursuant to the Company's effective “shelf” registration statement on Form S-3 that was filed with the SEC on May 4, 2020 (the “2020 Shelf Registration Statement”). During the year ended December 31, 2022, the Company issued and sold 434,782 2020 Placement Shares at a weighted average price of $69.00 per share for net proceeds of $29.1 million after deducting selling commissions of approximately $900 thousand.
The Company’s 2020 Shelf Registration Statement expired on May 4, 2023, and the Company put in place a new at-the-market equity offering program under substantially the same terms as the 2020 ATM Program (the “New ATM Program”). Accordingly, on May 8, 2023, the Company entered into a sales agreement with Cowen under which the Company may issue and sell from time to time through Cowen, acting as agent and/or principal, shares of its common stock having an aggregate offering price up to $150.0 million (“Placement Shares”).
The Placement Shares will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 filed with the SEC on April 6, 2023 (the “Form S-3”), and a prospectus supplement relating to the Placement Shares that was filed with the SEC on May 8, 2023. We may terminate the New ATM Program at any time upon 10 days’ notice to Cowen. If not earlier terminated, the New ATM Program will automatically terminate upon issuance of all of the Placement Shares or the expiration of the Form S-3 on April 6, 2026.
The New ATM Program is not and has never been active.
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
Contractual Obligations
Operating Leases
Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for our corporate headquarters in Pittsburgh, Pennsylvania and our global office locations, and for the ground lease associated with our second CGMP manufacturing facility, ASTRA. The total future payments for our operating lease obligations that had commenced as of December 31, 2024 are $14.6 million, of which $1.3 million is due in the next twelve months and the remaining payments are due over the terms of the respective leases. For additional details regarding our leases, see Note 8 and Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
Clinical Supply and Product Manufacturing Agreements
We enter into various agreements in the normal course of business with Contract Research Organizations, Contract Manufacturing Organizations and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. We are obligated to make milestone payments under certain of these agreements. The estimated remaining commitment as of December 31, 2024 under these agreements is approximately $627 thousand, all of which is expected to be due in the next twelve months.
Sources and Uses of Cash
The following table summarizes our sources and uses of cash:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$123,420	$(88,804)	$(100,569)
Net cash (used in) provided by investing activities	(163,439)	82,638	(114,083)
Net cash provided by financing activities	27,014	202,750	35,347
Effect of exchange rate changes on cash and cash equivalents	(458)	(156)	(41)
Net increase (decrease) in cash	$(13,463)	$196,428	$(179,346)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2024 was $123.4 million and consisted primarily of net income of $89.2 million adjusted for $48.7 million of non-cash items and a $14.5 million decrease in cash due to an increase in net working capital. Non-cash adjustments included depreciation of $6.0 million, amortization of operating lease right-of-use assets of $747 thousand, stock-based compensation expense, net of $49.1 million, and other adjustments of $652 thousand offset by realized gain on investments of $6.1 million and accretion on marketable securities of $1.7 million.
Net cash used by operating activities for the year ended December 31, 2023 was $88.8 million and consisted primarily of net income of $10.9 million adjusted for $61.2 million of non-cash items and a $38.5 million decrease in cash due to an increase in net working capital. Non-cash adjustments included gain on sale of priority review voucher of $100.0 million, which is classified as an investing activity, realized gain on investments of $5.1 million and accretion on marketable securities of $2.2 million, partially offset by stock-based compensation expense, net of $39.9 million, depreciation of $5.0 million, amortization of operating lease right-of-use assets of $904 thousand and other adjustments of $217 thousand.
Net cash used in operating activities for the year December 31, 2022 was $100.6 million and consisted primarily of a net loss of $140.0 million adjusted for $36.7 million of non-cash items and an increase in cash due to a decrease in net working capital of $2.7 million. Non-cash adjustments included stock-based compensation expense, net of $33.2 million, depreciation of $2.6 million, amortization of operating lease right-of-use assets of $742 thousand, amortization of marketable securities of $670 thousand and other adjustments of $34 thousand, partially offset by realized gain on investments of $570 thousand.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $163.4 million and consisted of $457.7 million in purchases of short-term and long-term investments and $4.2 million in purchases of property and equipment, partially offset by $298.5 million received from the maturities of investments.
Net cash provided by investing activities for the year ended December 31, 2023 was $82.6 million and consisted of $503.2 million received from the maturities of investments and $100.0 million in proceeds from the sale of priority review voucher, partially offset by $508.8 million in purchases of short-term and long-term investments and $11.8 million in purchases of property and equipment.
Net cash used in investing activities for the year ended December 31, 2022 was approximately $114.1 million and consisted of $318.8 million in purchases of short-term and long-term investments and $53.0 million in purchases of property and equipment on the build-out of our ASTRA facility, leasehold improvement of new office space and computer and laboratory equipment, partially offset by $257.7 million received from the maturities of short-term investments.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $27.0 million and consisted of proceeds of $32.4 million from exercises of stock options, partially offset by $4.2 million used for employee tax withholding payments related to vested restricted stock units and $1.2 million used for employee tax withholding payments for settlement of vested restricted stock awards.
Net cash provided by financing activities for the year ended December 31, 2023 was $202.8 million and consisted of proceeds of $159.7 million from issuances of common stock, net of offering costs and proceeds of $43.8 million from exercises of stock options, partially offset by $749 thousand used for employee tax withholding payments for settlement of vested restricted stock awards.
Net cash provided by financing activities for the year ended December 31, 2022 was $35.3 million and was primarily from proceeds from public offerings of 434,782 shares of our common stock at a weighted-average price of $69.00 per share through our at-the-market equity offering program. Our net proceeds from the offerings were $29.0 million after deducting underwriting discounts and commissions of approximately $900 thousand. Additionally, we received $7.0 million from exercises of stock options, offset by $649 thousand used for employee tax withholding payments for settlement of vested restricted stock awards.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk
We had cash, cash equivalents and short-term investments of approximately $597.5 million as of December 31, 2024, which consisted primarily of money market funds, commercial paper, corporate bonds and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
We also have established operations in Europe and Japan and hold cash in Swiss Francs, Euros and Japanese Yen. We are subject to foreign exchange rate risk arising from transactions conducted in the aforementioned foreign currencies, however, our foreign operations are not currently material to our business. We do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in foreign currency exchange rates
We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that any investments we make in the future will not be subject to adverse changes in market value. Our cash, cash equivalents and short-term investments are recorded at fair value.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Krystal Biotech, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Krystal Biotech, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence over the Medicaid rebate accrual

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recognizes product revenue on sales of VYJUVEK when the customer obtains control of the product, which occurs at a point in time, upon delivery to the customer. Product revenue, net is recorded at the net sales price, or transaction price, and includes an estimate of variable consideration, which results from discounts, rebates and returns that are offered within the Company’s contracts. Government rebates, which include Medicaid, are accrued based on estimated percentages of VYJUVEK that will be prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and are recorded as a reduction of revenue. Rebates were $38.2 million as of December 31, 2024, of which a portion relates to the Medicaid rebate accrual.
We identified the evaluation of the sufficiency of audit evidence over the Medicaid rebate accrual as a critical audit matter. Subjective auditor judgment was required to evaluate the Medicaid rebate accrual because of the audit effort involved in determining the nature and extent of procedures to be performed.
The following are the primary procedures we performed to address the critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Medicaid rebate accrual. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s Medicaid rebate accrual process. We evaluated the relevance and reliability of the historical customer data used by the Company in developing the estimate of the Medicaid rebate accrual by obtaining the data directly from the third party and comparing it to what the Company reported. We evaluated the Company’s ability to accurately estimate the Medicaid rebate accrual by comparing the estimated Medicaid rebate accrual to the actual units delivered to the customer that were dispensed to qualified Medicaid patients subsequent to period end. We developed an independent estimate of the Medicaid rebate accrual using historical data and compared the result to the Company’s estimated Medicaid rebate accrual. We assessed the sufficiency of evidence obtained over the Medicaid rebate accrual by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Pittsburgh, Pennsylvania
February 19, 2025

Krystal Biotech, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2024	2023
Assets
Current assets
Cash and cash equivalents	$344,865	$358,328
Short-term investments	252,652	173,850
Accounts receivable, net	104,746	42,040
Inventory	26,508	6,985
Prepaid expenses and other current assets	13,274	6,706
Total current assets	742,045	587,909
Property and equipment, net	155,168	161,202
Long-term investments	152,114	61,954
Right-of-use assets	6,280	7,027
Other non-current assets	231	263
Total assets	$1,055,838	$818,355
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,985	$4,132
Current portion of lease liability	1,217	1,474
Accrued rebates	36,804	5,977
Accrued expenses and other current liabilities	58,989	21,511
Total current liabilities	101,995	33,094
Lease liability	6,044	6,620
Other long-term liabilities	1,419	—
Total liabilities	109,458	39,714
Commitments and contingencies (see note 7)
Stockholders' equity
Common stock; $0.00001 par value; 80,000 shares authorized as of December 31, 2024 and 2023; 28,794 and 28,237 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	—	—
Additional paid-in capital	1,127,238	1,047,830
Accumulated other comprehensive (loss) gain	(190)	638
Accumulated deficit	(180,668)	(269,827)
Total stockholders’ equity	946,380	778,641
Total liabilities and stockholders’ equity	$1,055,838	$818,355
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Product revenue, net	$290,515	$50,699	$—
Operating expenses
Cost of goods sold	20,061	3,094	—
Research and development	53,573	46,431	42,461
Selling, general and administrative	113,686	98,401	77,735
Litigation settlement	37,500	12,500	25,000
Total operating expenses	224,820	160,426	145,196
Income (loss) from operations	65,695	(109,727)	(145,196)
Other income (expense)
Gain from sale of priority review voucher	—	100,000	—
Interest and other income, net	29,661	22,624	5,221
Income (loss) before income taxes	95,356	12,897	(139,975)
Income tax expense	(6,197)	(1,965)	—
Net income (loss)	89,159	10,932	(139,975)
Unrealized (loss) income on available-for-sale securities and other	(828)	1,366	(565)
Comprehensive income (loss)	$88,331	$12,298	$(140,540)

Net income (loss) per common share:
Basic	$3.12	$0.40	$(5.49)
Diluted	$3.00	$0.39	$(5.49)

Weighted-average common shares outstanding:
Basic	28,592	27,154	25,492
Diluted	29,740	27,752	25,492

The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2022	25,208	$—	$734,523	$(163)	$(140,784)	$593,576
Issuance of common stock pursuant to ATM Program, net of offering costs	435	—	29,055	—	—	29,055
Issuance of common stock upon exercise of stock options	139	—	7,008	—	—	7,008
Shares of restricted stock awards surrendered for taxes	(18)	—	(649)	—	—	(649)
Stock-based compensation	—	—	33,781	—	—	33,781
Unrealized loss on investments and other(1)	—	—	—	(565)	—	(565)
Net loss	—	—	—	—	(139,975)	(139,975)
Balances as of December 31, 2022	25,764	$—	$803,718	$(728)	$(280,759)	$522,231
Issuance of common stock in private placement offering, net of offering costs	1,730	—	159,909	—	—	159,909
Issuance of common stock upon exercise of stock options	753	—	43,773	—	—	43,773
Shares of restricted stock awards surrendered for taxes	(10)	—	(749)	—	—	(749)
Stock-based compensation	—	—	41,179	—	—	41,179
Unrealized gain on investments and other(1)	—	—	—	1,366	—	1,366
Net income	—	—	—	—	10,932	10,932
Balances as of December 31, 2023	28,237	$—	$1,047,830	$638	$(269,827)	$778,641
Issuance of common stock upon exercise of stock options	526	—	32,400	—	—	32,400
Vesting of restricted stock units, net of shares withheld for taxes	39	—	(4,181)	—	—	(4,181)
Shares of restricted stock awards surrendered for taxes	(8)	—	(1,205)	—	—	(1,205)
Stock-based compensation	—	—	52,394	—	—	52,394
Unrealized loss on investments and other(1)	—	—	—	(828)	—	(828)
Net income	—	—	—	—	89,159	89,159
Balances as of December 31, 2024	28,794	$—	$1,127,238	$(190)	$(180,668)	$946,380
(1)Includes foreign currency translation losses of $388 thousand, $66 thousand and $78 thousand for the years ended December 31, 2024, 2023, and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating Activities
Net income (loss)	$89,159	$10,932	$(139,975)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain from sale of priority review voucher	—	(100,000)	—
Depreciation	5,967	5,007	2,643
(Accretion) amortization of marketable securities	(1,706)	(2,183)	670
Amortization of operating lease right-of-use assets	747	904	742
Stock-based compensation expense, net	49,127	39,933	33,230
Realized gain on investments	(6,069)	(5,092)	(570)
Other, net	652	217	34
Changes in operating assets and liabilities
Accounts receivable	(62,706)	(42,040)	—
Inventory	(11,907)	(4,475)	—
Prepaid expenses and other assets	(8,909)	(1,612)	(615)
Lease liability	(833)	(829)	(647)
Other long-term liabilities	1,419	—	—
Accounts payable	1,011	(101)	(1,254)
Accrued rebates	30,827	5,977	—
Accrued expenses and other current liabilities	5,391	4,558	5,173
Accrued legal settlement	31,250	—	—
Net cash provided by (used in) operating activities	123,420	(88,804)	(100,569)

Investing Activities
Proceeds from sale of priority review voucher	—	100,000	—
Purchases of property and equipment	(4,238)	(11,799)	(52,979)
Purchases of investments	(457,740)	(508,776)	(318,781)
Maturities of investments	298,539	503,213	257,677
Net cash (used in) provided by investing activities	(163,439)	82,638	(114,083)

Financing Activities
Proceeds from issuance of common stock, net	—	159,726	28,988
Proceeds from exercise of stock options	32,400	43,773	7,008
Taxes paid for employee tax withholding related to restricted stock units	(4,181)	—	—
Taxes paid related to settlement of restricted stock awards	(1,205)	(749)	(649)
Net cash provided by financing activities	27,014	202,750	35,347

Effect of exchange rate changes on cash and cash equivalents	(458)	(156)	(41)

Net change in cash and cash equivalents	(13,463)	196,428	(179,346)

Cash and cash equivalents at beginning of year	358,328	161,900	341,246
Cash and cash equivalents at end of year	$344,865	$358,328	$161,900

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unpaid purchases of property and equipment	$8,497	$8,602	$14,927
Initial recognition of right-of-use assets	$—	$—	$1,556
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$5,665	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech LLC to Krystal Biotech, Inc. In April 2019, we incorporated Jeune Aesthetics, Inc. (“Jeune Aesthetics”), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, December 2022, August 2023, March 2024, November 2024, and December 2024 we incorporated wholly-owned subsidiaries in Switzerland, Netherlands, France, Germany, Japan, Italy, and Spain respectively, for the purpose of establishing initial operations in Europe and Japan for the commercialization of VYJUVEK and our product pipeline.
We are a fully integrated, commercial-stage biotechnology company focused on the discovery, development, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the encoded effector to treat or prevent disease. We formulate our vectors for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home by a healthcare professional. Our goal is to develop easy-to-use medicines to dramatically improve the lives of patients living with rare and serious diseases. Our innovative technology platform is supported by an in-house, FDA and EMA-inspected, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facility and a second, completed and qualified, commercial scale CGMP facility to support future expansion.

Liquidity
As of December 31, 2024, the Company had an accumulated deficit of $180.7 million. Our transition to continued operating profitability is dependent upon the continued successful commercialization of VYJUVEK®, as well as successful development, approval and commercialization of our other product candidates. Management intends to fund future operations through its on hand cash and cash equivalents, revenue generated from the sale of VYJUVEK and the sale of equity, and may also seek additional capital through arrangements with strategic partners, debt financings or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to further its pipeline and to expand its commercialization capabilities in advance of the potential global regulatory approvals of VYJUVEK. The Company believes that its cash, cash equivalents and short-term investments of approximately $597.5 million as of December 31, 2024 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Annual Report on Form 10-K.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates in the period these variances

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

become known. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, accrued expenses, and income taxes.
Segment and Geographical Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment, which is focused on the discovery, development, manufacturing and commercialization of pharmaceutical products. See Note 13 to these consolidated financial statements for additional discussion.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist of money market funds and bank deposits. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.
Investments with maturities of less than one year are classified as short-term investments on the consolidated balance sheets and consist of commercial paper, corporate bonds and U.S. government agency securities and treasuries. Investments with maturities of greater than one year are classified as long-term investments on the consolidated balance sheets and consist of corporate bonds and U.S. government agency securities and treasuries. Accrued interest on investments is also classified as short-term investments on the consolidated balance sheets.
As the Company’s entire investment portfolio is considered available for use in current operations, it classifies all investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive gain (loss), which is a separate component of stockholders’ equity on the consolidated balance sheets. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest and other income, net on the consolidated statements of operations and comprehensive (loss) income.
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
There have been no (1) significant changes to the valuation methods utilized by the Company or (2) transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2024, 2023 and 2022.
The carrying amounts of financial instruments consisting of cash and cash equivalents, investments, accounts receivable, net, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities included in the Company’s consolidated balance sheets, are reasonable estimates of fair value, primarily due to their short maturities.
Our available-for-sale, short-term and long-term investments, which consist of commercial paper, corporate bonds, and U.S. government agency securities and treasuries are considered to be Level 2 financial instruments. The fair value of Level 2 financial assets is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

Revenue Recognition
The Company recognizes product revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company is required to complete the following five steps:
(i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring control of the promised good to the customer. The only performance obligation in the Company’s contracts with customers is the timely delivery of the product to the customer’s designated location.
The Company sells VYJUVEK to a limited number of specialty pharmacy (“SPs”) providers that mix the medication to be administered by a healthcare professional in either a healthcare professional or home setting and to a limited number of hospitals or specialty distributors (“SDs”) who deliver to hospitals where patients are administered the medication in a healthcare setting. Revenue is recognized when the customer obtains control of the product, which occurs at a point in time, upon delivery to the customer.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring VYJUVEK and is generally based upon a list price and is recorded at the net sales price upon delivery and transfer of control to the customer, and includes an estimate of variable consideration, which results from discounts, rebates, copay assistance, and returns that are offered within contracts between the Company and its customers. These reserves, representing the Company’s best estimates of the amount of consideration to which the Company is entitled, are based on the terms of the contract.
Variable Consideration
Variable consideration reduces the transaction price to reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts and is recorded in the same period the related product revenue is recognized. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates in the period these variances become known.
The following are the Company’s significant categories of variable consideration:
•Prompt Pay Discounts: As an incentive for prompt payment, the Company may offer cash discounts to its counterparties. The Company estimates accrued prompt pay discounts using the most likely amount method. The Company expects that all eligible counterparties will comply with the contractual terms to earn the discount. The Company records the discount as a reduction of revenue on the consolidated statements of operations and as an allowance against accounts receivable, net on the consolidated balance sheets.
•Government Rebates: The Company participates in certain government rebate programs including Medicaid, Medicare and Tricare. For Medicare, the Company estimates the accrued liability based on the estimated number of patients in the prescription drug coverage gap under the Medicare Part D program. The Company also estimates accrued government rebates using the expected value method based on estimated percentages of VYJUVEK that will be prescribed to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be prescribed to qualified patients and records the rebates as a reduction of revenue on the consolidated statements of operations and accrued rebates and other long-term liabilities on the consolidated balance sheets.
•Commercial Rebates: The Company participates in certain commercial rebate programs. Under these rebate programs, the Company pays a rebate to the commercial entity or third-party administrator of the program. Accrued commercial rebates are estimated using the expected value method based on estimated percentages of VYJUVEK that will be prescribed to qualified patients and estimated levels of inventory in the distribution channel. Accrued commercial rebates are recorded as a reduction of revenue on the consolidated statements of operations and are included in accrued rebates on the consolidated balance sheets.
•Copay Assistance: The Company provides copay assistance to qualified patients with commercial insurance in states that allow copay assistance, helping them meet copay obligations to their insurance provider. The Company reimburses pharmacies for this discount through third-party vendors. The Company estimates copay assistance costs using the expected value method based on estimated percentages of VYJUVEK that will be prescribed to

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

qualified patients, average assistance paid based on reporting from third-party vendors and estimated levels of inventory in the distribution channel. Copay assistance costs are recorded as reductions to revenue on the consolidated statements of operations and are recorded in accrued expenses and other current liabilities on the consolidated balance sheets.
•Product Returns: The Company offers limited return rights relating only to product damage or defects identified upon receipt, and therefore the Company expects minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. The Company has not experienced significant product returns to date, and accordingly no allowance for returns was recorded for the year ended December 31, 2024.
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
Accounts Receivable
Accounts receivable represents amounts arising from product sales and is recorded net of allowances for prompt payment discounts, returns, and credit losses. The Company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company has no historical write-offs of its accounts receivable and its payment terms are generally less than 90 days from the invoice date. The Company evaluates the creditworthiness of each counterparty on a regular basis. As of December 31, 2024, the credit profiles for these counterparties were deemed to be in good standing and, as such, an allowance for credit losses was not recorded.
Concentration of Credit Risk and Off-Balance Sheet Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term investments, long-term investments, and accounts receivable, net. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company’s marketable securities, which primarily consist of U.S. government agency securities and treasuries, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk. The Company has no financial instruments with off-balance sheet risk of loss.
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
The Company values its inventories at the lower-of-cost and net realizable value, on a first-in, first-out basis. The Company adjusts the net realizable value of any excess, obsolete or unsalable inventories in the period in which they are identified. For the years ended December 31, 2024, 2023 and 2022, there were no inventory write-downs. See Note 6 to these consolidated financial statements for additional discussion.
Property and Equipment, Net
Property and equipment, net, is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets whenever events and circumstances indicate (“triggering events”) that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where a triggering event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company has not experienced any triggering events or recognized any impairment losses for the years ended December 31, 2024, 2023 and 2022.
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

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

Stock-Based Compensation Expense
The Company has applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation (“ASC 718”), to account for stock-based compensation. The Company recognizes compensation costs related to stock-based awards based on the estimated fair value of the awards on the date of grant.
ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their grant-date fair values. Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis based on the grant-date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense for performance-based restricted stock units is recognized for the awards that are probable of vesting over the service period of the award. On a quarterly basis, management estimates the probable number of performance-based restricted stock units that would vest until such time that the ultimate achievement of the performance criteria are known.
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
Income Taxes
For the years ended December 31, 2024, 2023 and 2022, income taxes were recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, the Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, the Company is unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2024 and 2023. The Company intends to maintain a valuation allowance until sufficient evidence exists to support its reversal.
The Company accounts for unrecognized tax benefits in accordance with the provisions of ASC 740. When unrecognized tax benefits exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company had $4.2 million and zero, respectively in unrecognized tax benefits.
The Company may recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2024 and 2023, the Company had recognized $218 thousand and zero, respectively in interest or penalties related to unrecognized tax benefits.
See Note 11 to these consolidated financial statements for additional discussion.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions from non-owner sources. Unrealized gains or losses on available-for-sale securities is a component of other comprehensive gains or losses and is presented net of taxes. The Company records reclassifications from other comprehensive gains or losses to interest and other income, net on the consolidated statements of operations and comprehensive income (loss) related to realized gains on sales of available-for-sale securities.
The Company reviews its securities quarterly to determine whether an other-than-temporary impairment has occurred. The Company determined that there were no other-than-temporary impairments during the years ended December 31, 2024, 2023 and 2022.
Recently Issued Accounting Pronouncements, Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. This new standard will be effective for fiscal years starting after December 15, 2024, with the option to apply it retrospectively. Early adoption is also allowed. Currently, the company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 13 to these consolidated financial statements for additional discussion.

3.    Product Revenue, Accounts Receivable and Reserves for Product Sales
Following FDA approval in May 2023, the Company began commercial marketing and sales of VYJUVEK and began recognizing revenue in the third quarter of 2023. The Company’s product revenue, net of sales discounts and allowances totaled $290.5 million, $50.7 million and zero for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and 2023, approximately 87% and 100%, respectively, of the Company’s product revenue, net was generated from a single customer in the U.S. No other customer exceeded 10% of the Company’s product revenue, net.

The Company’s accounts receivable, net balance relating to VYJUVEK sales was $104.7 million as of December 31, 2024 and $42.0 million as of December 31, 2023. Net product revenue receivable from the Company’s customers who individually accounted for 10% or more of net product revenue receivable consisted of the following:

	Percent of Net Product Revenue Receivable
	Year Ended December 31,
	2024	2023
Customer A	81%	100%
Customer B	13%	*
*     Indicates the customer represents less than 10% and/or not a customer in the applicable year
The following table summarizes changes in allowances and discounts for the year ended December 31, 2024:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2022	$—	$—	$—	$—
Provision	5,990	1,164	323	7,477
Payments/Credits	(13)	(306)	(44)	(363)
Balance as of December 31, 2023	$5,977	$858	$279	$7,114
Provision	45,853	9,212	420	55,485
Payments/Credits	(13,607)	(7,500)	(373)	(21,480)
Balance as of December 31, 2024	$38,223	$2,570	$326	$41,119
Rebates are included in accrued rebates and other long-term liabilities on the consolidated balance sheets. Prompt pay is recorded as an allowance against accounts receivable, net on the consolidated balance sheets. Other long-term liabilities includes $1.4 million of long-term accrued rebates. Other accruals are included in accrued expenses and other current liabilities on the consolidated balance sheets. Provisions for rebates, prompt pay and other accruals are recorded as a reduction to product revenue, net on the consolidated statements of operations and comprehensive income (loss).

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

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
For the years ended December 31, 2024, 2023 and 2022, there were (1) 236 thousand, 897 thousand and 3.6 million, respectively, common stock equivalents outstanding in the form of stock options, and (2) 1 thousand, zero and 67 thousand, respectively, in unvested restricted stock that have been excluded from the calculation of diluted net income (loss) per common share as their effect would be anti-dilutive.

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net income (loss)	$89,159	$10,932	$(139,975)
Denominator:
Weighted-average basic common shares	28,592	27,154	25,492
Dilutive effect of stock options and unvested restricted stock	1,148	598	—
Weighted-average diluted common shares	29,740	27,752	25,492

Net income (loss) per common share—basic	$3.12	$0.40	$(5.49)
Net income (loss) per common share—diluted	$3.00	$0.39	$(5.49)

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

5.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$344,865	$—	$—	$344,865	$344,865	$—	$—
Subtotal	344,865	—	—	344,865	344,865	—	—
Level 2:
Commercial paper	15,373	4	(8)	15,369	—	15,369	—
Corporate bonds	177,771	423	(225)	177,969	—	86,693	91,276
U.S government agency securities and treasuries	211,283	318	(173)	211,428	—	150,590	60,838
Subtotal	404,427	745	(406)	404,766	—	252,652	152,114
Total	$749,292	$745	$(406)	$749,631	$344,865	$252,652	$152,114

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$358,328	$—	$—	$358,328	$358,328	$—	$—
Subtotal	358,328	—	—	358,328	358,328	—	—
Level 2:
Commercial paper	17,124	5	(1)	17,128	—	17,128	—
Corporate bonds	111,824	407	(27)	112,204	—	70,996	41,208
U.S government agency securities and treasuries	106,079	423	(30)	106,472	—	85,726	20,746
Subtotal	235,027	835	(58)	235,804	—	173,850	61,954
Total	$593,355	$835	$(58)	$594,132	$358,328	$173,850	$61,954

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one year and two years.
See Note 2 to these consolidated financial statements for additional discussion regarding the Company’s fair value measurements.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

	December 31,
(in thousands)	2024	2023
Raw materials	$13,639	$3,154
Work-in-process	10,743	3,204
Finished goods	2,126	627
Inventory	$26,508	$6,985
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Building and building improvements	$111,444	$111,180
Manufacturing equipment	27,161	24,905
Leasehold improvements	25,673	25,068
Construction in progress	5,778	7,291
Laboratory equipment	3,183	2,339
Computer equipment and software	2,032	1,614
Furniture and fixtures	1,816	1,632
Total property and equipment	177,087	174,029
Accumulated depreciation	(21,919)	(12,827)
Property and equipment, net	$155,168	$161,202
Depreciation expense was $6.0 million, $5.0 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation expense capitalized into inventory was $3.5 million, $1.1 million and zero for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued litigation settlement	$31,250	—
Accrued payroll and benefits	9,558	8,778
Accrued construction in progress	5,077	5,182
Accrued professional fees	2,659	1,810
Accrued preclinical and clinical expenses	2,537	1,248
Other current liabilities	2,403	2,199
Accrued inventory	1,217	334
Accrued income taxes	4,288	1,960
Total	$58,989	$21,511

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The estimated remaining commitment as of December 31, 2024 under these agreements is approximately $627 thousand. The Company has incurred research and development expenses related to commitments under these agreements of $7.1 million, $5.2 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Legal Proceedings
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. In accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), the Company accrues a liability for legal contingencies when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If there is at least a reasonable possibility that a loss may be incurred, ASC 450 requires disclosure of a loss contingency.
In May 2020, PeriphaGen, Inc. (“PeriphaGen”) commenced litigation against the Company alleging breach of contract and misappropriation of trade secrets. In April 2022, the Company and PeriphaGen entered into a final settlement agreement. In exchange for an upfront payment of $25.0 million and four contingent milestone payments of $12.5 million each triggered upon FDA approval of VYJUVEK and the Company reaching $100.0 million, $200.0 million and $300.0 million in cumulative sales, respectively, PeriphaGen (i) released all claims in the litigation; (ii) transferred certain assets to the Company and (iii) granted the Company a license for dermatological applications.
In May 2024, the parties entered into an amendment to the final settlement agreement (“Amendment”). As defined in the final settlement agreement and clarified in the Amendment, cumulative sales means the total cumulative revenue from sales of the Company’s products by the Company and its affiliates and licensees. The Amendment modified the timing of the $12.5 million contingent milestone payment triggered by the Company reaching $100.0 million in cumulative sales, such that $6.25 million would be payable following the Company’s filing of a Quarterly Report on Form 10-Q that reports $100.0 million in cumulative sales, and the remaining $6.25 million would be payable within 120 days following the end of the fiscal year in which the initial $6.25 million is paid. There were no other revisions to the final settlement agreement.
In May 2023, the Company obtained FDA approval of VYJUVEK and paid PeriphaGen $12.5 million in June 2023. During the year ended December 31, 2024, the Company reached cumulative sales of $100.0 million, $200.0 million and $300.0 million. In accordance with the Amendment, the Company paid PeriphaGen $6.25 million in September 2024 following the filing of the Company’s Q2 2024 Form 10-Q that reported $100.0 million in cumulative sales and is required to make the remaining $6.25 million milestone payment within 120 days following December 31, 2024. Pursuant to the final settlement agreement, the two additional $12.5 million milestone payments triggered by the Company reaching $200.0 million and $300.0 million of cumulative sales are required to be paid within 30 days following the filing of this Annual Report on Form 10-K.
The Company recorded litigation settlement expense of $37.5 million, $12.5 million and $25.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, the Company has paid $43.75 million of the total $75.0 million of total consideration discussed above and has recorded accrued litigation expense within accrued expenses and other current liabilities on its consolidated balance sheet for the remaining $31.25 million.
The Company has received zero, zero and $1.1 million of insurance proceeds during the years ended December 31, 2024, 2023, and 2022, respectively. The reimbursements have been recorded as an offset to our legal fees included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) and within operating activities on the consolidated statements of cash flows.
8.    Leases
Lease Agreements
In May 2016, the Company signed an operating lease for laboratory and office space in Pittsburgh, Pennsylvania that commenced in June 2016 (the “Wharton Lease”). The Wharton Lease has been amended several times to increase the area

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

leased and currently consists of approximately 54,000 square feet, including our commercial scale CGMP-compliant manufacturing facility (“ANCORIS”). In September 2022, the Company amended the Wharton Lease to add approximately 7,000 square feet of additional office space commencing in October 2022 for a 12-month term (the “Short Term Space”) and subsequently amended the Wharton Lease again in September 2023 to extend the term of the Short Term Space for an additional 12-month term through September 30, 2024. Due to the short-term nature of these amendments for the Short Term Space and the Company's lease accounting policy, the Company did not record a right-of-use asset or corresponding lease liability. In September 2024, the Company amended the Wharton Lease to (i) add approximately 20,000 square feet of office and manufacturing support space commencing after completion of certain improvements and (ii) extend the term of the Short Term Space on a day-by-day basis until the Company occupies the new office space, after which the lease of the Short Term Space will end. When the Company takes possession of the approximately 20,000 square feet of additional office and manufacturing support space and the lease of the Short Term Space ends, the Lease will be for approximately 67,000 square feet of office, lab, manufacturing, manufacturing support, and warehouse space for a term ending on October 31, 2031. The landlord provided access to approximately 20,000 square feet of additional office and manufacturing support space to the Company in January 2025. See Note 13 to these consolidated financial statements for additional discussion.
In January 2021, in connection with the Company’s second commercial gene therapy manufacturing facility (“ASTRA”) in the Pittsburgh, Pennsylvania area, the Company entered into a ground lease of which lease payments are based on annual payments of $82 thousand, and are subject to a cumulative 10% escalation clause every 5 years through 2071.
In December 2021, the Company entered into a 3-year lease agreement for the Boston, Massachusetts office that commenced in January 2022 and expires in January 2025.
In May 2022, the Company entered into a 16-month lease agreement for the Zug, Switzerland office that commenced in September 2022 and was scheduled to end in December 2023. The Zug lease was renewed on 2 occasions for additional 1-year terms and expires on December 31, 2025. Due to the short-term nature of the agreements and the Company’s lease accounting policy, the Company did not record a right-of-use asset or corresponding lease liability.
The Company has entered into 12-month lease agreements in the Netherlands, Germany, Japan, Italy and Spain. Due to the short term nature of the agreements and the Company’s lease accounting policy, the Company did not record a right-of-use asset or corresponding lease liabilities.
As of December 31, 2024, future minimum commitments under the Company’s operating leases were as follows:

(in thousands)	December 31, 2024
2025	$1,277
2026	1,277
2027	1,300
2028	1,325
2029	1,349
Thereafter	8,089
Future minimum operating lease payments	14,617
Less: Interest	(7,356)
Present value of lease liability	$7,261
As of December 31, 2024 and 2023, the Company's weighted-average remaining lease term for operating leases was 12.2 years and 12.3 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.5% as of December 31, 2024 and 2023.
The components of the Company's lease expense are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Lease cost:
Operating lease expense	$1,215	$1,596	$1,532
Variable lease expense	210	203	226
Total lease expense	$1,425	$1,799	$1,758
9.    Capitalization
ATM Program

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

On December 31, 2020, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market equity offering program (“2020 ATM Program”), under which the Company issued and sold from time to time through Cowen, acting as agent and/or principal, shares of its common stock, par value $0.0001 per share, having an aggregate offering price up to $150.0 million (“2020 Placement Shares”). The issuance and sale of the 2020 Placement Shares were made pursuant to the Company's effective “shelf” registration statement on Form S-3 that was filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2020 (the “2020 Shelf Registration Statement”). During the year ended December 31, 2022, the Company issued and sold 434,782 2020 Placement Shares at a weighted average price of $69.00 per share for net proceeds of $29.1 million after deducting selling commissions of approximately $900 thousand.
The Company’s 2020 Shelf Registration Statement expired on May 4, 2023, and the Company put in place a new at-the-market equity offering program under substantially the same terms as the 2020 ATM Program (the “New ATM Program”). Accordingly, on May 8, 2023, the Company entered into a sales agreement with Cowen under which the Company may issue and sell from time to time through Cowen, acting as agent and/or principal, shares of its common stock having an aggregate offering price up to $150.0 million (“Placement Shares”).
The Placement Shares will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 filed with the SEC on April 6, 2023 (the “Form S-3”), and a prospectus supplement relating to the Placement Shares that was filed with the SEC on May 8, 2023. The Company may terminate the New ATM Program at any time upon 10 days’ notice to Cowen. If not earlier terminated, the New ATM Program will automatically terminate upon issuance of all of the Placement Shares or the expiration of the Form S-3 on April 6, 2026.
The New ATM Program is not and has never been active.
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
10.    Stock-Based Compensation
In 2017, the Company adopted the 2017 IPO Stock Incentive Plan (“Plan”), which governs the issuance of equity awards to employees, certain non-employee consultants, and directors. Initially, the Company reserved 900 thousand shares for issuance under the Plan with an initial sublimit for incentive stock options of 900 thousand shares. On an annual basis, the amount of shares available for issuance under the Plan increases by an amount equal to four percent of the total outstanding shares of common stock as of the last day of the preceding calendar year. The sublimit of incentive stock options is not subject to the increase. The Company has historically granted stock options and restricted stock awards (“RSAs”) to its employees. In February 2023, the Company began issuing restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) to certain employees.
Shares remaining available for grant under the Plan were 2,369,021, with a sublimit for incentive stock options of 29,684, at December 31, 2024.
Stock Options
Options granted to employees and non-employees vest ratably over a four-year period and stock options granted to directors of the company vest ratably over one-year to three-year periods. Stock options have a life of ten years.

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

The following table summarizes the Company’s stock option activity for the years ended December 31, 2024 and 2023:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance as of January 1, 2023	3,582,181	$61.50	8.7	$64,880
Granted	435,280	92.14
Exercised	(752,752)	58.15
Cancelled or forfeited	(658,117)	64.29
Balance as of December 31, 2023	2,606,592	$66.39	7.9	$150,405
Granted	348,642	$168.67
Exercised	(525,857)	$61.62
Cancelled or forfeited	(380,314)	$78.98
Balance as of December 31, 2024	2,049,063	$82.69	7.3	$156,404
Exercisable as of December 31, 2024	903,343	$65.03	6.4	$83,178

(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2024, 2023 and 2022, respectively, and the exercise price of outstanding in-the-money options on the respective date.
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $54.8 million, $43.8 million and $2.9 million, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees and directors during the years ended December 31, 2024, 2023 and 2022 was $114.31, $63.38 and $44.50, respectively.
There was $56.5 million of unrecognized stock-based compensation expense related to employees’, non-employees’ and directors’ options that is expected to be recognized over a weighted-average period of 2.5 years as of December 31, 2024.
The fair value of options granted was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Expected stock price volatility	73%	73%	78%
Expected term of the award (years)	6.1	6.0	6.2
Risk-free interest rate	4.21%	3.96%	2.42%
Weighted-average exercise price	$168.67	$92.14	$64.14
Forfeiture Rate	—%	—%	—%
Dividend Yield	—%	—%	—%
Restricted Stock Awards
RSAs granted to employees vest ratably over a four-year period. The following table summarizes the Company’s RSA activity for the years ended December 31, 2024 and 2023:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested RSAs as of January 1, 2023	66,600	$78.89
Vested	(12,649)	$78.89
Surrendered for taxes	(9,551)	$78.89
Non-vested RSAs as of December 31, 2023	44,400	$78.89
Vested	(14,523)	$78.89
Surrendered for taxes	(7,677)	$78.89
Non-vested RSAs as of December 31, 2024	22,200	$78.89
There was $273 thousand of unrecognized stock-based compensation expense related to employees’ awards that is expected to be recognized over a weighted-average period of two months as of December 31, 2024.
Restricted Stock Units
RSUs granted to employees vest ratably over a four-year period. The following table summarizes the Company’s RSU activity for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2023	—	$—
Granted	186,900	$81.91
Forfeited	(26,000)	$81.91
Non-vested RSUs as of December 31, 2023	160,900	$81.91
Granted	230,403	$160.15
Vested	(40,084)	$81.93
Forfeited	(43,123)	$119.02
Non-vested RSUs as of December 31, 2024	308,096	$135.22
There was $32.5 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.0 years as of December 31, 2024.
Performance-Based Restricted Stock Units
PSUs granted to employees vest ratably over two years based upon continued service through the vesting date and the achievement of specific regulatory and commercial performance criteria as determined by the Compensation Committee of the Company’s Board of Directors. The performance criteria are to be completed by the end of the year in which the PSU awards were granted. Each PSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes stock-based compensation expense for the fair value of the PSU awards relating to the portion of the awards that are probable of vesting over the service period. On a quarterly basis, management estimates the probable number of PSUs that would vest until such time that the ultimate achievement of the performance criteria are known. As of December 31, 2024, the Company determined that 100% of the PSUs granted will be eligible to vest.
The following table summarizes the Company’s PSU activity for the years ended December 31, 2024 and 2023:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested PSUs as of January 1, 2023	—	$—
Granted	60,000	$81.91
Forfeited	(10,000)	$81.91
Non-vested PSUs as of December 31, 2023	50,000	$81.91
Granted	112,500	$159.47
Vested	(25,000)	$81.91
Non-vested PSUs as of December 31, 2024	137,500	$145.37
There was $10.8 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 1.1 years as of December 31, 2024.
Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to stock options, RSAs, RSUs and PSUs in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Research and development	$9,237	$10,054	$7,897
Selling, general and administrative	39,890	29,879	25,333
Total stock-based compensation	$49,127	$39,933	$33,230
After the FDA approval of VYJUVEK in May 2023, the Company began capitalizing stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK. For the years ended December 31, 2024 and 2023, the Company capitalized $3.3 million and $1.1 million, respectively, into inventory.
Historically, the Company also capitalized the portion of stock-based compensation related to work performed on the construction of our manufacturing facilities. For the years ended December 31, 2024, 2023 and 2022, the Company capitalized zero, $162 thousand and $551 thousand, respectively, into property, plant and equipment.
11.    Income Taxes
Income (loss) before income taxes by jurisdiction consisted of the following:

	Years Ended December 31,
(in thousands)	2024	2023	2022
U.S.	$93,808	$7,795	$(135,691)
Foreign	1,548	5,102	(4,284)
Income (loss) before income taxes	$95,356	$12,897	$(139,975)

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Federal	$1,445	$125	$—
State	4,599	1,702	—
Foreign	153	138	—
Total tax provision	$6,197	$1,965	$—
A reconciliation of income tax expense (benefit) computed at the statutory federal and state income tax rate for the year to income tax expense as reflected in our financial statements for years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Federal income tax expense (benefit) at statutory rate	20,025	$2,708	$(29,395)
Change in valuation allowance	(8,885)	(5,457)	39,781
State income tax expense (benefit) net of federal benefit	2,097	7,546	(10,438)
Credits	(3,876)	(4,458)	(3,167)
Stock Compensation	(1,694)	(1,715)	2,152
Section 162(m) limitation	(455)	2,674	620
GILTI	(219)	623	—
Foreign income deduction	(635)	—	—
Other non-deductible expenses	(53)	136	30
Income taxed at foreign rates	6	(468)	—
Other	(114)	376	417
Total tax expense	$6,197	$1,965	$—
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$14,539	$39,973
Stock compensation	9,090	7,417
Lease liability	1,784	2,056
Accrued expenses	1,929	2,091
Section 174 R&D capitalization	27,230	20,006
Intangible assets	17,632	9,755
Credits	10,376	10,299
Inventory	558	—
Deferred tax assets	83,138	91,597
Valuation allowance	(68,094)	(76,995)
Deferred tax assets	15,044	14,602
Deferred tax liabilities:
Depreciation	(11,771)	(11,537)
Right-of-use assets	(1,543)	(1,778)
Prepaid expenses	(1,647)	(1,090)
Unrealized gain on marketable securities	(83)	(197)
Total deferred tax liabilities	(15,044)	(14,602)
Net deferred tax assets	$—	$—

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

The Company has evaluated the positive and negative evidence bearing upon the realizability of its net U.S. deferred tax assets. Under the applicable accounting standards, management has considered the Company’s history of operating losses and the uncertainty around any sustained future profitability. The Company has concluded that it is more likely than not that the Company will not realize the benefits of its net deferred tax assets. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company had federal research and development credit carryforwards of $6.6 million and $4.8 million, respectively. The federal tax credit carryforwards will begin to expire in 2042 if not utilized.
As of December 31, 2024 and 2023, the Company also had orphan drug tax credit carryforwards of $3.8 million and $5.5 million, respectively. The orphan drug tax credit carryforwards will begin to expire in 2042 if not utilized.
As of December 31, 2024 and 2023, the Company had state research and development credit carryforwards of $731 thousand and zero respectively. The state research and development credit carryforwards will begin to expire in 2038 if not utilized.
As of December 31, 2024, the Company had cumulative U.S. federal net operating loss carryforwards of $18.3 million. The federal NOL carryforwards are available indefinitely to offset future income tax liabilities with no expiration period.
As of December 31, 2024, the Company had cumulative U.S. state net operating loss carryforwards of $215.2 million. The state net operating losses are available to offset future state income tax liabilities and will begin to expire in 2037.
Under the provisions of the Internal Revenue Code, the Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Internal Revenue Code Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.
No deferred tax assets have been recognized on our consolidated balance sheets related to these net operating losses, as they are fully offset by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our initial public offering or another offering, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our net operating losses.
The Company files income tax returns in the United States at the federal and state level and in foreign jurisdictions in which the Company conducts business activities. The federal and state income tax returns are subject to tax examinations for the tax years ended December 31, 2023, 2022 and 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. Additionally, the Company is subject to tax examinations by taxing authorities in foreign jurisdictions where it has business operations. At this time, the Company is not undergoing examination by the Internal Revenue Service or any state or foreign taxing authorities.
The Company is subject to income taxes in U.S. federal, various state, and foreign jurisdictions. Significant judgement is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the belief that the tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. We do not anticipate significant increases or decreases to the amount of unrecognized tax benefits within the next twelve months.
As of December 31, 2024, 2023, and 2022 the Company had unrecognized tax benefits of $4.2 million, zero, and zero, respectively, of which $3.3 million , zero, and zero, respectively, if fully recognized would decrease the Company’s effective tax rate. A reconciliation of unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 are as follows:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

	Years Ended December 31,
(in thousands)	2024	2023	2022
Unrecognized tax benefits - January 1	$—	$—	$—
Gross increases to current period tax positions	4,152	—	—
Settlements with tax authorities	—	—	—
Lapse in statute of limitations	$—	$—	$—
Unrecognized tax benefits - December 31	$4,152	$—	$—
As of December 31, 2024 and 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $218 thousand and zero, respectively. The Company recognizes interest expense and any related penalties from unrecognized tax benefits in income tax expense.
The Company is also subject to taxation in various states and other foreign jurisdictions including Switzerland, Netherlands, France, Germany, Japan, Italy and Spain.
12.    Gain on Sale of Priority Review Voucher
In August 2023, the Company entered into an agreement to sell the rare pediatric disease priority review voucher (“PRV”), which was awarded to the Company in connection with the FDA’s approval of VYJUVEK. The transaction closed in August 2023 and was not subject to any commissions or closing costs. The proceeds of $100.0 million from the sale of the PRV were recorded as a gain from sale of priority review voucher on the Company’s consolidated statement of operations and comprehensive income as it did not have a carrying value at the time of the sale.

13. Segment Information

The Company operates as one operating segment, which is focused on the discovery, development, manufacturing and commercialization of genetic medicines to treat diseases with high unmet medical needs. The Company’s chief operating decision maker (“CODM”), its chief executive officer, utilizes financial information presented on a consolidated basis to manage and allocate resources. The CODM uses consolidated gross margin, operating margin, net income and total research and development expenses by product candidate or program to assess performance, forecast future financial results and allocate resources.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023, and 2022:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

	Years Ended December 31,
(in thousands)	2024	2023	2022
Product revenues, net	$290,515	$50,699	$—
Less:
Cost of goods sold	20,061	3,094	—
Gross margin	270,454	47,605	—
Gross margin percentage	93%	94%	—%
B-VEC	8,760	9,039	8,096
KB105	935	282	276
KB301	635	460	1,312
KB304	1,342	66	3
KB407	1,877	1,668	1,895
KB408	1,630	1,043	972
KB707	8,677	3,828	400
KB803	604	—	—
Other dermatology programs	—	2	500
Other aesthetics programs	6	25	111
Other ophthalmology programs	1,868	71	—
Other research programs	1,274	567	876
Other development programs	823	939	645
Other research and development costs (1)	25,142	28,441	27,375
Research and development	53,573	46,431	42,461
Selling, general and administrative	113,686	98,401	77,735
Litigation settlement	37,500	12,500	25,000
Operating income (expense)	$65,695	$(109,727)	$(145,196)

Other income (expense)
Gain from sale of priority review voucher	—	100,000	—
Interest and other income, net	29,661	22,624	5,221
Income (loss) before income taxes	95,356	12,897	(139,975)
Income tax expense	(6,197)	(1,965)	—
Net income (loss)	89,159	10,932	(139,975)
(1)Includes stock-based compensation, other manufacturing expenses related to our product candidates and other unallocated expenses which largely relates to depreciation and other facilities and equipment related costs
14.    Subsequent Events
In connection with the Wharton lease amendment in September 2024, on January 7, 2025, the office and manufacturing support space included in the amendment was made available for use to the Company by the lessor and as such, the Company recorded a right-of-use asset and lease liability of $1.6 million upon commencement of the lease on January 7, 2025. The additional space resulted in an increase of the remaining commitments associated with the Company’s lease agreements as shown below:

Krystal Biotech, Inc.
Notes to Consolidated Financial Statements—Continued

(in thousands)	Remaining Commitment
2025	177
2026	540
2027	551
2028	562
2029	574
Thereafter	1,082
Future minimum operating lease payments	3,486
Less: Interest	(1,936)
Present value of lease liability	$1,550

On February 17, 2025, the Company reached an agreement with The Whiting-Turner Contracting Company (“Whiting-Turner”) regarding unpaid invoices that the Company was contesting. Under the terms of the agreement, the Company will pay certain unpaid invoices in an aggregate amount of $5.5 million, which was fully accrued and for which the Company does not believe to have a material impact on the Company's financial condition, results of operations or cash flows. In addition, Whiting-Turner fully released the Company from all other claims it could have for further payments related to ASTRA.
The Company evaluates events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to identify matters that require disclosure. The Company concluded that no additional subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements except as discussed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG, an independent registered public accounting firm, as stated in their report which is included herein.
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
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2024, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Krystal Biotech, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Krystal Biotech, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 19, 2025

Item 9B. Other Information.
Insider Trading Arrangements
On November 18, 2024, Kathryn Romano, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for (1) the exercise of 5,000 stock options and sale of the associated shares of common stock issued to Ms. Romano until the earlier of execution of all trades or August 20, 2025, and (2) the sale on February 26, 2025 of up to 750 shares of common stock issued to Ms. Romano pursuant to the vesting of a RSA award on February 26, 2025.
During the three months ended December 31, 2024, other than mentioned above, none of our directors or officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item is hereby incorporated by reference to our 2025 Definitive Proxy Statement, which will be filed prior to April 30, 2025.
Item 11. Executive Compensation.
Information required by this Item is hereby incorporated by reference to our 2025 Definitive Proxy Statement, which will be filed prior to April 30, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item is hereby incorporated by reference to our 2025 Definitive Proxy Statement, which will be filed prior to April 30, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item is hereby incorporated by reference to our 2025 Definitive Proxy Statement, which will be filed prior to April 30, 2025.
Item 14. Principal Accountant Fees and Services.
Information required by this Item is hereby incorporated by reference to our 2025 Definitive Proxy Statement, which will be filed prior to April 30, 2025.

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

3.2	Amended and Restated Bylaws of Krystal Biotech, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2017)
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
10.9
Lease Agreement, dated as of May 26, 2016, by and between Wharton Lender Associates, L.P. and Krystal Biotech, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-220085), as filed with the SEC on September 7, 2017)

10.10
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

10.12
Fourth amendment to Lease Agreement, dated as of October 22, 2018, by and between Wharton Lender Associate, L.P. and Krystal Biotech, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 1, 2021)

10.13
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

10.15
Seventh amendment to Lease Agreement, dated as of May 11, 2021, by and between Wharton Lender Associates, L.P. and Krystal Biotech, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 28, 2022)

10.16
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

10.19
Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with The Whiting-Turner Contracting Company, dated June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2021)

10.20
Guaranteed Maximum Price Amendment to Standard Form of Contract for Construction and the corresponding General Conditions of the Contract for Construction with The Whiting-Turner Contracting Company dated September 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2021)

10.21#
Form of Krystal Biotech, Inc. 2017 IPO Stock Incentive Plan Notice of Restricted Stock Award and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 27, 2023)

10.22#
Form of Time-Based Restricted Stock Unit Award Agreement under the 2017 IPO Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2023)

10.23#
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2017 IPO Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 8, 2023)

10.24
Securities Purchase Agreement, by and among Krystal Biotech, Inc. and the institutional investors listed on the signature pages thereto, dated as of May 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2023)

10.25
Registration Rights Agreement, by and among Krystal Biotech, Inc. and the institutional investors listed on the signature pages thereto, dated as of May 21, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2023)

Exhibit Number	Description
10.26#
Krystal Biotech, Inc. Executive Change in Control Severance Plan, with an effective date of August 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 5, 2024)

10.27#
First Amendment to the Krystal Biotech, Inc. 2017 IPO Stock Incentive Plan, made and entered into effective as of August 2, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 5, 2024)

10.29*	Twelfth Amendment to Lease Agreement, dated as of September 27, 2024, by and between Wharton Lender Associates, L.P. and Krystal Biotech, Inc.
19.1*	Krystal Biotech, Inc. Insider Trading Policy and Guidelines for Disclosure of Material Non-Public Information
21.1*	Subsidiaries of Krystal Biotech, Inc.
23.1*	Consent of KPMG LLP
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Executive Incentive Compensation Recoupment Policy, adopted August 4, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 26, 2024)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, Commonwealth of Pennsylvania, on February 19, 2025.

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

Signature	Title	Date
/s/ Krish S. Krishnan	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
Krish S. Krishnan

/s/ Kathryn A. Romano	Chief Accounting Officer (Principal Financial Officer)	February 19, 2025
Kathryn A. Romano

/s/ Suma M. Krishnan	President, R&D and Director	February 19, 2025
Suma M. Krishnan

/s/ Daniel S. Janney	Director	February 19, 2025
Daniel S. Janney

/s/ Dino A. Rossi	Director	February 19, 2025
Dino A. Rossi

/s/ Kirti Ganorkar	Director	February 19, 2025
Kirti Ganorkar

/s/ Julian Gangolli	Director	February 19, 2025
Julian Gangolli

/s/ Chris Mason	Director	February 19, 2025
Chris Mason

/s/ E. Rand Sutherland	Director	February 19, 2025
E. Rand Sutherland

/s/ Catherine Mazzacco	Director	February 19, 2025
Catherine Mazzacco