Form 10-Q
period 2025-03-31
Krystal Biotech, Inc.
filed 2025-05-06
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, there were 28,898,680 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$308,770	$344,865
Short-term investments	308,076	252,652
Accounts receivable, net	103,260	104,746
Inventory	29,942	26,508
Prepaid expenses and other current assets	16,750	13,274
Total current assets	766,798	742,045
Property and equipment, net	151,070	155,168
Long-term investments	148,472	152,114
Right-of-use assets	7,858	6,280
Other non-current assets	218	231
Total assets	$1,074,416	$1,055,838
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,672	$4,985
Current portion of lease liability	1,362	1,217
Accrued rebates	47,405	36,804
Accrued expenses and other current liabilities	28,050	58,989
Total current liabilities	79,489	101,995
Lease liability	8,300	6,044
Other long-term liabilities	1,953	1,419
Total liabilities	89,742	109,458
Commitments and contingencies (see note 7)
Stockholders’ equity
Common stock; $0.00001 par value; 80,000 shares authorized as of March 31, 2025 and December 31, 2024; 28,899 and 28,794 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	1,129,219	1,127,238
Accumulated other comprehensive gain (loss)	390	(190)
Accumulated deficit	(144,935)	(180,668)
Total stockholders’ equity	984,674	946,380
Total liabilities and stockholders’ equity	$1,074,416	$1,055,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Product revenue, net	$88,183	$45,250
Operating expenses
Cost of goods sold	5,028	2,419
Research and development	14,255	10,957
Selling, general and administrative	32,723	26,058
Litigation settlement	—	12,500
Total operating expenses	52,006	51,934
Income (loss) from operations	36,177	(6,684)
Other income
Interest and other income, net	7,420	7,616
Income before income taxes	43,597	932
Income tax expense	(7,864)	—
Net income	35,733	932
Unrealized gain (loss) on available-for-sale securities and other	580	(937)
Comprehensive income (loss)	$36,313	$(5)

Net income per common share:
Basic	$1.24	$0.03
Diluted	$1.20	$0.03

Weighted-average common shares outstanding:
Basic	28,815	28,295
Diluted	29,871	29,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2025	28,794	$—	$1,127,238	$(190)	$(180,668)	$946,380
Issuance of common stock upon exercise of stock options	17	—	1,462	—	—	1,462
Vesting of restricted stock units, net of shares withheld for taxes	98	—	(12,116)	—	—	(12,116)
Shares of restricted stock awards surrendered for taxes	(10)	—	(1,812)	—	—	(1,812)
Stock-based compensation	—	—	14,447		—	14,447
Unrealized gain on investments and other(1)	—	—	—	580	—	580
Net income	—	—	—	—	35,733	35,733
Balances as of March 31, 2025	28,899	$—	$1,129,219	$390	$(144,935)	$984,674

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2024	28,237	$—	$1,047,830	$638	$(269,827)	$778,641
Issuance of common stock upon exercise of stock options	260	—	15,969	—	—	15,969
Vesting of restricted stock units, net of shares withheld for taxes	39	—	(4,181)	—	—	(4,181)
Shares of restricted stock awards surrendered for taxes	(8)	—	(1,205)	—	—	(1,205)
Stock-based compensation	—	—	10,023	—	—	10,023
Unrealized (loss) on investments and other(1)	—	—	—	(937)	—	(937)
Net income	—	—	—	—	932	932
Balances as of March 31, 2024	28,528	$—	$1,068,436	$(299)	$(268,895)	$799,242

(1)Includes foreign currency translation gain of $236 thousand and loss of $62 thousand for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating Activities
Net income	$35,733	$932
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,410	1,427
Accretion on marketable securities	(453)	(802)
Amortization of operating lease right-of-use assets	224	182
Stock-based compensation expense, net	13,478	9,299
Realized gain on investments	(1,502)	(1,213)
Other, net	614	(238)
Changes in operating assets and liabilities
Accounts receivable, net	1,486	(4,427)
Inventory	(1,395)	(2,238)
Prepaid expenses and other current assets	(2,976)	(212)
Lease liability	(136)	(199)
Other long-term liabilities	534	—
Accounts payable	906	727
Accrued expenses and other current liabilities	3,695	(5,162)
Accrued rebates	10,601	5,312
Accrued litigation settlement	(31,250)	12,500
Net cash provided by operating activities	30,969	15,888

Investing Activities
Proceeds from disposal of assets	435	—
Purchases of property and equipment	(6,204)	(1,260)
Purchases of investments	(137,806)	(88,335)
Maturities of investments	88,806	63,615
Net cash (used in) investing activities	(54,769)	(25,980)

Financing Activities
Proceeds from exercise of stock options	1,462	15,969
Taxes paid for employee tax withholding related to restricted stock units	(12,116)	(4,181)
Taxes paid related to settlement of restricted stock awards	(1,812)	(1,205)
Net cash (used in) provided by financing activities	(12,466)	10,583

Effect of exchange rate changes on cash and cash equivalents	171	187

Net (decrease) increase in cash and cash equivalents	(36,095)	678

Cash and cash equivalents at beginning of period	344,865	358,328
Cash and cash equivalents at end of period	$308,770	$359,006

Supplemental Disclosures of Non-Cash Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$1,397	$8,456
Initial recognition of right-of-use assets	$1,802	$—
Supplemental Cash Flow Information
Income taxes paid	$400	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech LLC to Krystal Biotech, Inc. In April 2019, we incorporated Jeune Aesthetics, Inc. (“Jeune Aesthetics”), in Delaware, a wholly-owned subsidiary, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, December 2022, August 2023, March 2024, November 2024, and December 2024 we incorporated wholly-owned subsidiaries in Switzerland, Netherlands, France, Germany, Japan, Italy, and Spain, respectively, for the purpose of establishing initial operations in Europe and Japan for the commercialization of VYJUVEK® and our product pipeline.
We are a fully integrated, commercial-stage, global biotechnology company focused on the discovery, development, manufacturing, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered herpes simplex virus-1 (“HSV-1”), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home. Our innovative technology platform is supported by two in-house, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facilities.
Liquidity
As of March 31, 2025, the Company had an accumulated deficit of $144.9 million. Our continued operating profitability is dependent upon the continued successful commercialization of VYJUVEK, our FDA and EMA approved product, as well as successful development, approval and commercialization of our product candidates. Management intends to fund future operations through its on hand cash and cash equivalents, revenue generated from the sale of VYJUVEK and the sale of equity, and may also seek additional capital through arrangements with strategic partners, debt financings or other sources. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to further its pipeline and to expand its commercialization capabilities in advance of the potential global regulatory approvals of VYJUVEK. The Company believes that its cash, cash equivalents and short-term investments of approximately $616.8 million as of March 31, 2025 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2025.
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
Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in our 2024 10-K. There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
Recently Issued Accounting Pronouncements, Not Yet Adopted
There were no accounting pronouncements issued or adopted during the three months ended March 31, 2025 that are expected to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. This new standard will be effective for fiscal years starting after December 15, 2024, with the option to apply it retrospectively. Early adoption is also allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.
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
3.    Product Revenue, Accounts Receivable and Reserves for Product Sales
The Company’s product revenue, net of sales discounts and allowances totaled $88.2 million and $45.3 million for the quarters ended March 31, 2025 and March 31, 2024 respectively.
The Company’s accounts receivable, net balance relating to VYJUVEK sales was $103.3 million as of March 31, 2025 and $104.7 million as of December 31, 2024. Accounts receivable, net from the Company’s customers who individually accounted for 10% or more of accounts receivable, net consisted of the following:

	Percent of Accounts Receivable, Net
	Three Months Ended March 31,
	2025	2024
Customer A	82%	100%
All other customers represent less than 10% of outstanding in the applicable period.
The following table summarizes changes in allowances and discounts for the three months ended March 31, 2025:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2024	$38,223	$2,570	$326	$41,119
Provisions	15,375	2,626	98	18,099
Payments/Credits	(4,240)	(2,592)	(105)	(6,937)
Balance as of March 31, 2025	$49,358	$2,604	$319	$52,281
Rebates are included in accrued rebates and other long-term liabilities on the condensed consolidated balance sheets. Other long-term liabilities are comprised of $2.0 million of long-term accrued rebates. Prompt pay is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Other accruals are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Provisions for rebates, prompt pay and other accruals are recorded as a reduction to product revenue, net on the condensed consolidated statements of operations and comprehensive income (loss).

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
For the three months ended March 31, 2025 and 2024, respectively, there were 413 thousand and 154 thousand common stock equivalents outstanding in the form of stock options and 48 thousand and 78 thousand in unvested restricted stock, that have been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net income	$35,733	$932
Denominator:
Weighted-average basic common shares	28,815	28,295
Dilutive effect of stock options and unvested restricted stock	1,056	996
Weighted-average diluted common shares	29,871	29,291

Net income per common share—basic	$1.24	$0.03
Net income per common share—diluted	$1.20	$0.03
5.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$308,770	$—	$—	$308,770	$308,770	$—	$—
Subtotal	308,770	—	—	308,770	308,770	—	—
Level 2:
Commercial paper	10,213	7	—	10,220	—	10,219	—
Corporate bonds	228,713	516	(94)	229,135	—	124,423	104,713
U.S. government agency securities	216,939	343	(89)	217,193	—	173,434	43,759
Subtotal	455,865	866	(183)	456,548	—	308,076	148,472
Total	$764,635	$866	$(183)	$765,318	$308,770	$308,076	$148,472

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$344,865	$—	$—	$344,865	$344,865	$—	$—
Subtotal	344,865	—	—	344,865	344,865	—	—
Level 2:
Commercial paper	15,373	4	(8)	15,369	—	15,369	—
Corporate bonds	177,771	423	(225)	177,969	—	86,693	91,276
U.S. government agency securities	211,283	318	(173)	211,428	—	150,590	60,838
Subtotal	404,427	745	(406)	404,766	—	252,652	152,114
Total	$749,292	$745	$(406)	$749,631	$344,865	$252,652	$152,114

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$15,139	$13,639
Work-in-process	8,905	10,743
Finished goods	5,898	2,126
Inventory	$29,942	$26,508
Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Building and building improvements	$109,143	$111,444
Manufacturing equipment	28,537	27,161
Leasehold improvements	25,694	25,673
Construction in progress	4,866	5,778
Laboratory equipment	3,255	3,183
Computer equipment and software	2,032	2,032
Furniture and fixtures	1,816	1,816
Total property and equipment	175,343	177,087
Accumulated depreciation	(24,273)	(21,919)
Property and equipment, net	$151,070	$155,168
Depreciation expense was $1.4 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense capitalized into inventory was $965 thousand and $867 thousand for the three months ended March 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Accrued taxes	11,429	4,288
Accrued professional fees	4,118	2,659
Accrued payroll and benefits	3,487	9,558
Other current liabilities	3,388	2,403
Accrued preclinical and clinical expenses	2,960	2,537
Accrued construction in progress	1,346	5,077
Accrued inventory	1,322	1,217
Accrued litigation settlement	—	31,250
Accrued expenses and other current liabilities	$28,050	$58,989
In May 2020, PeriphaGen, Inc. (“PeriphaGen”) commenced litigation against the Company alleging breach of contract and misappropriation of trade secrets. In April 2022, the Company and PeriphaGen entered into a final settlement. In accordance with the settlement agreement, the Company paid PeriphaGen total consideration of $75.0 million to settle the dispute, acquire certain assets and receive an exclusive license from PeriphaGen to certain intellectual property assets and biological materials which was paid over time upon completion of certain milestones, with the final payment occurring during the three months ended March 31, 2025. Refer to Note 7 of our consolidated financial statements in our 2024 10-K for additional information.
The Company recorded litigation settlement expense of zero and $12.5 million for the three months ended March 31, 2025 and 2024, respectively, on the condensed consolidated statements of operations and comprehensive income (loss). At December 31, 2024, the Company had recorded $31.25 million within accrued expenses and other current liabilities on the consolidated balance sheet. During the three months ended March 31, 2025 and 2024, respectively, the Company paid $31.25 million and zero, and as such, the Company has fully paid the $75.0 million of total consideration discussed above.
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company may also be responsible for the payment of a monthly service fee for project management services for the duration of any agreements. The estimated remaining commitments as of March 31, 2025 under these agreements was approximately $414 thousand. The Company has incurred research and development expenses related to commitments under these agreements of $2.2 million for the three months ended March 31, 2025 and $1.5 million for the three months ended March 31, 2024.
Contingencies
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
In the first quarter of 2025, the Company and certain of its employees received subpoenas from the U.S. Department of Justice requesting that the Company produce certain documents regarding its sponsored genetic testing program relating to VYJUVEK and commercial practices relating thereto. The Company is cooperating and providing information in response to the subpoenas. It is not possible to estimate the amount of any loss or range of possible loss that might result from this inquiry, and because the final outcome cannot be predicted with certainty, unfavorable or unexpected developments or outcomes could result in a material impact to the Company’s results of operations.

8.    Leases
As of March 31, 2025, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2025 (remaining nine months)	$1,127
2026	1,884
2027	1,919
2028	1,954
2029	1,990
Thereafter	9,226
Future minimum operating lease payments	18,100
Less: Interest	(8,438)
Present value of lease liability	$9,662
As of March 31, 2025 and December 31, 2024, the Company’s weighted-average remaining lease term for operating leases was 10.6 years and 12.2 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.6% and 9.5% as of March 31, 2025 and December 31, 2024, respectively.
The components of the Company’s lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Lease cost:
Operating lease expense	$426	$299
Variable lease expense	64	40
Total lease expense	$490	$339

9.    Stock-Based Compensation
In 2017, the Company adopted the 2017 IPO Stock Incentive Plan (“Plan”), which governs the issuance of equity awards to employees, certain non-employee consultants, and directors. Initially, the Company reserved 900 thousand shares for issuance under the Plan with an initial sublimit for incentive stock options of 900 thousand shares. On an annual basis, the amount of shares available for issuance under the Plan increases by an amount equal to four percent of the total outstanding shares as of the last day of the preceding calendar year. The sublimit of incentive stock options is not subject to the increase. The Company has historically granted stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs” and with RSUs commonly referred to collectively as “restricted stock units”) to certain employees.
Shares remaining available for grant under the Plan were 2.0 million as of March 31, 2025.
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2024	2,049,063	$82.69	7.3	$156,404
Granted	255,773	$176.00
Exercised	(17,123)	$85.39
Cancelled or forfeited	(25,240)	$107.01
Outstanding as of March 31, 2025	2,262,473	$92.94	7.4	$198,813
Exercisable as of March 31, 2025	1,168,812	$69.13	6.4	$130,018

(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2024 and March 31, 2025 and the exercise price of outstanding in-the-money options.
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

(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2023 and March 31, 2024 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $1.4 million and $24.5 million during the three months ended March 31, 2025 and 2024, respectively.
The weighted-average grant-date fair value per share of options granted to employees, non-employees, and directors was $116.88 and $106.92 during the three months ended March 31, 2025 and 2024, respectively.
There was $76.1 million of unrecognized stock-based compensation expense related to employees’, non-employees’, and directors’ options that is expected to be recognized over a weighted-average period of 2.9 years as of March 31, 2025.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity:

	Three Months Ended March 31,
	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSAs, beginning of period	22,200	$78.89	44,400	$78.89
Granted	—		—
Vested	(11,925)	$78.89	(14,523)	$78.89
Surrendered for taxes	(10,275)	$78.89	(7,677)	$78.89
Non-vested RSAs, end of period	—	$—	22,200	$78.89

Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Three Months Ended March 31,
	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs, beginning of period	308,096	$135.22	160,900	$81.91
Granted	130,556	$179.25	223,890	$159.59
Vested	(84,097)	$129.56	(40,075)	$81.91
Forfeited	(5,798)	$154.56	(14,383)	$86.27
Non-vested RSUs, end of period	348,757	$152.75	330,332	$134.37
There was $51.8 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.3 years as of March 31, 2025.
Performance-Based Restricted Stock Units
The following table summarizes the Company’s PSU activity:

	Three Months Ended March 31,
	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs, beginning of period	137,500	$145.37	50,000	$81.91
Granted	—	$—	112,500	$159.47
Vested	(81,250)	$135.61	(25,000)	$81.91
Forfeited	—	$—	—	$—
Non-vested PSUs, end of period	56,250	$159.47	137,500	$145.37
PSUs vest ratably over two years based upon continued service through the vesting date and the achievement of specific regulatory and commercial performance criteria as determined by the Compensation Committee of the Company’s Board of Directors and were met by the end of the year in which the PSU awards were granted.
There was $8.2 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 0.9 years as of March 31, 2025.
Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to its stock options, RSAs, RSUs and PSUs in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$2,469	$1,868
Selling, general and administrative	11,009	7,431
Total stock-based compensation	$13,478	$9,299
The Company capitalized stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK of $969 thousand and $724 thousand for the three months ended March 31, 2025 and 2024.

10.    Income Taxes
The Company recorded an income tax provision of $7.9 million for the three months ended March 31, 2025. The tax provision for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company did not record an income tax provision for the three months ended March 31, 2024 as it generated sufficient tax losses, after consideration of discrete items, during the period. At March 31, 2025, the Company maintains a full valuation allowance against its net deferred tax assets.
11.    Segment Information
The Company operates as one operating segment, which is focused on the discovery, development, manufacturing and commercialization of genetic medicines to treat diseases with high unmet medical needs. The Company’s chief operating decision maker (“CODM”), our chief executive officer, utilizes financial information presented on a consolidated basis to manage and allocate resources. The CODM uses consolidated gross margin, operating margin, net income and total research and development expenses by product candidate or program to assess performance, forecast future financial results and to allocate resources.
The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended March 31, 2025, and 2024:

	Three Months Ended
(in thousands)	2025	2024
Product revenue, net	$88,183	$45,250
Cost of goods sold	5,028	2,419
Gross margin	94%	95%
B-VEC	1,973	2,129
KB105	7	15
KB301	38	176
KB304	242	131
KB407	349	783
KB408	298	245
KB707	2,738	1,419
KB801	454	51
KB803	486	—
Other dermatology programs	27	—
Other aesthetics programs	—	3
Other ophthalmology programs	27	49
Other research programs	393	251
Other development programs	226	232
Other research and development costs (1)	6,997	5,473
Total research and development	14,255	10,957
Selling, general and administrative	32,723	26,058
Litigation settlement	—	12,500
Income (loss) from operations	$36,177	$(6,684)

Other income
Interest and other income, net	7,420	7,616
Income before income taxes	$43,597	$932
Income tax expense	(7,864)	—
Net income	$35,733	$932
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 10-K”), as filed with the SEC on February 19, 2025.
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
Forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:
•our commercialization plans in the United States and the European Union (“EU”) for our first commercial product, VYJUVEK® (beremagene geperpavec-svdt), which was approved by the U.S. Food and Drug Administration (“FDA”) in May 2023 and the European Medicines Agency (“EMA”) in April 2025 for the treatment of dystrophic epidermolysis bullosa (“DEB”);
•the timing, scope; or results of our regulatory filings and potential approval for a marketing authorization for B-VEC in Japan;
•our plans and expected timing of commercial launch of B-VEC in Europe and Japan;
•our plans for commercialization of B-VEC outside of the United States, major European markets, and Japan;
•the commercial success of B-VEC outside the U.S.;
•the initiation, timing, progress, and results of clinical trials for KB407, KB408, KB707 (intratumoral and inhaled), KB105, KB803, KB801, KB301, KB304, and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and the timing of our disclosure of study data;
•the timing, scope or results of regulatory filings and approvals, marketing and other regulatory approval of our product candidates;
•our ability to achieve certain accelerated or orphan drug designations from the FDA or other regulators;
•our estimates regarding the potential market opportunity for our product candidates;
•our research and development programs for our product candidates;
•our plans and arbility to successfully identify, develop and commercialize our product candidates;
•our beliefs about our proprietary HSV-1 based vector platform, including its ability to deliver multiple genes and other effectors, which could enable development of therapies for more common conditions that are not necessarily the result of an inherited genetic defects;
•our commercialization, marketing, and manufacturing capabilities and strategy;
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
Forward-looking statements represent our management’s beliefs and assumptions only as of the date of filing this Quarterly Report on Form 10-Q with the SEC. Except as required by law, we assume no obligation to update these forward-looking statements publicly as a result of subsequent events, developments or otherwise, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “Krystal,” “the Company,” “we,” “our,” “us” or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries. Web links throughout this document are provided for convenience only and are not intended to be active hyperlinks to the referenced websites. No content on the referenced websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
Overview
We are a fully integrated, commercial-stage, global biotechnology company focused on the discovery, development, manufacturing, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered herpes simplex virus-1 (“HSV-1”), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home. Our innovative technology platform is supported by two in-house, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facilities.
Our FDA and EMA Approved Commercial Product
VYJUVEK (beremagene geperpavec-svdt, or B-VEC; referred to as B-VEC outside the U.S. and Europe)
VYJUVEK is a non-invasive, topical, redosable gene therapy approved in the United States and Europe for the treatment of dystrophic epidermolysis bullosa (“DEB”), a rare and severe monogenic disease that affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1. VYJUVEK is designed to deliver two copies of the COL7A1 gene when applied directly to DEB wounds, providing the patient’s skin cells the template to make normal type VII collagen protein and thereby addressing the fundamental disease-causing mechanism.
On April 23, 2025, the European Commission (“EC”) granted marketing authorization to VYJUVEK for the treatment of wounds in patients with DEB who have mutations in the COL7A1 gene, starting from birth. VYJUVEK is the only corrective medicine approved in Europe for the treatment of DEB wounds. The approval granted by the EC allows for flexible VYJUVEK dosing either at home or in a healthcare setting, with the option for patient or caregiver administration if deemed appropriate by a healthcare professional (“HCP”).
Previously, in May 2023, the United States Food and Drug Administration (“FDA”) approved VYJUVEK, the first ever redosable gene therapy, for the treatment of wounds in patients, six months of age or older, suffering from DEB. VYJUVEK is the first and only corrective medicine approved by the FDA for the treatment of both recessive and dominant subtypes of DEB, and is approved in the United States for administration by a HCP in either a clinical setting or in the home.
We possess exclusive rights to develop, manufacture, and commercialize VYJUVEK and all our pipeline candidates throughout the world and intend to commercialize VYJUVEK directly in the United States, major European markets, and

Japan. We currently sell VYJUVEK to a limited number of specialty pharmacy (“SP”) providers that mix the medication to be administered by a HCP in either a healthcare or home setting and to a limited number of hospitals or specialty distributors (“SDs”) who deliver to hospitals where patients are administered the medication in a healthcare setting. We intend to and have started entering into distribution arrangements with specialty distributors to commercialize VYJUVEK outside of the United States, in major European markets, and in Japan.
Net VYJUVEK product revenue was $88.2 million for the three months ended March 31, 2025, and $429.4 million in cumulative net product revenue since launch.
Gross margin for the three months ended March 31, 2025 was 94%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.
Our market access team has successfully secured strong nationwide coverage across the United States including, as of April 2025, positive policies or coverage decisions from plans covering over 97% of commercial and Medicaid lives. As of April 2025, we have secured over 540 reimbursement approvals for VYJUVEK in the United States.
We seek to make the experience of starting and continuing on VYJUVEK treatment seamless for the patient. Since launch, infrastructure has been in place for patients to be treated in their homes by a HCP, reducing the need for regular visits to a clinic or hospital. Krystal ConnectTM, our United States in-house patient services call center, has been active since FDA approval and assists patients, care givers, and HCPs interested in accessing VYJUVEK. Since launch and through the first quarter of 2025, patient compliance with once weekly treatment while on VYJUVEK remains high at 83%. Compliance in the United States is expected to trend down in coming quarters as patients achieving wound closure begin to transition to maintenance utilization patterns.
Preparations and infrastructure buildout are underway to support our planned direct commercial launch in key European markets and Japan in 2025, starting with our first European launch in Germany expected in mid-2025.
In October 2024, we filed a Japan New Drug Application (“JNDA”) with Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”). The JNDA includes the results from the Japan OLE study, the design of which had been approved by the PMDA in July 2023. The efficacy portion of the Japan OLE study was completed in April 2024 and results closely mirrored those of our Phase 3 study in the United States, with B-VEC exhibiting a safety profile consistent with previous studies and all four patients that completed the study achieved the primary endpoint of complete wound closure at six months. As part of the ongoing JNDA review, the PMDA recently completed an inspection of our commercial manufacturing facility, ANCORIS. The JNDA is under priority review, and we expect a decision by the PMDA in the second half of 2025.

Pipeline Highlights and Recent Developments

Respiratory
KB407 for Cystic Fibrosis (“CF”)
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of CF, a serious rare lung disease caused by missing or mutated CFTR protein. In July 2023, we announced that we had dosed the first patient in CORAL-1, a Phase 1 multi-center, dose-escalation study evaluating KB407, delivered via a nebulizer, in patients with CF, regardless of their underlying genotype. In December 2024, we announced an interim safety data update for patients treated with KB407 in the first two dose escalation cohorts, in which we found single and repeat inhaled administration of KB407 to be safe and well tolerated. In January 2025, the Cystic Fibrosis Foundation Therapeutic Development Network Clinical Research Executive Committee granted full sanctioning of our KB407 Phase 1 CORAL-1 study protocol. Enrollment in CORAL-1 is ongoing, and we expect to report safety and CFTR delivery data from patients in the third and final cohort in mid-2025. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837.
KB408 for Alpha-1 Antitrypsin Deficiency (“AATD”) Lung Disease
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin (“AAT”) protein, for the treatment of AATD, a serious rare lung disease. In February 2024, we announced that we dosed the first patient in SERPENTINE-1, a Phase 1, open-label, single dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a Pi*ZZ or a Pi*ZNull genotype. In December 2024, we announced an interim clinical update from the first two dose escalation cohorts of SERPENTINE-1. Inhaled KB408 was safe and well-tolerated at both tested dose levels and clear evidence of successful SERPINA1 delivery and AAT expression was observed in both patients that underwent bronchoscopies. Following this data update, we simultaneously expanded the second cohort and opened enrollment in the third and final cohort of SERPENTINE-1 for more comprehensive molecular assessments at both dose levels. Enrollment in SERPENTINE-1 is ongoing, and we expect to report results for both cohorts in the second half of 2025. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier: NCT06049082.

Ophthalmology
KB803 for Ocular Complications in Patients with DEB

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

Building on this early clinical evidence of safety and potential benefit under compassionate use, we are preparing to initiate a registrational Phase 3 study to enable approval of KB803, our eye drop formulation of B-VEC, to treat ocular complications of DEB. We expect to dose the first patient in the study in May 2025 and plan to enroll up to 30 DEB patients.

In August 2024, we initiated a natural history study to prospectively collect data on the frequency of corneal abrasions in patients with DEB and serve as a run-in period for patients who may be eligible to participate in the Phase 3 study. Enrollment in the study is ongoing and, as of April 2025, we had enrolled approximately 50 patients in the study. Details of the natural history study can be found at www.clinicaltrials.gov under NCT identifier NCT06563414.

KB801 for Neurotrophic Keratitis (“NK”)

KB801 is an eye drop formulation of our novel HSV-1 vector designed to deliver two transgene copies to the corneal epithelium for the sustained, localized expression and secretion of nerve growth factor (“NGF”) and treatment of NK, a rare, degenerative corneal disease caused by nerve damage in the eye that leads to corneal epithelial defects, ulcers, and perforation. Recombinant NGF eye drops have been shown to significantly improve corneal healing and are approved for the treatment of NK in multiple jurisdictions worldwide, including the United States, but rapid clearance from the eye requires intensive administration six times a day, with eye pain frequently reported, and may result in suboptimal treatment outcomes. In preclinical studies presented the Association for Research in Vision and Ophthalmology (“ARVO”) 2025 Annual Meeting in May 2025, KB801 was shown to efficiently transduce corneal epithelial cells in vitro and in vivo leading to sustained NGF production in the front of the eye. By transducing the cells of the corneal epithelium to produce and secrete NGF, KB801 has the potential to significantly reduce the treatment burden for patients while also maintaining more consistent NGF levels in the front of the eye.

In April 2025, the FDA cleared our investigational new drug application to evaluate KB801 in a randomized, double-blind, placebo-controlled, multi-center Phase 1/2 study in moderate-to-severe NK patients. We expect to dose the first patient in the EMERALD-1 Phase 1/2 study in May 2025. Additional details on EMERALD-1 study design and endpoints will be disclosed at the time the first patient is dosed.

Oncology
KB707 for Solid Tumors
KB707 is a redosable, immunotherapy designed to deliver transgenes encoding both human interleukin-2 (“IL-2”) and interleukin-12 (“IL-12”) to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery. Both intratumoral and inhaled KB707 have been granted Rare Pediatric Disease Designation (“RPDD”) by the FDA, with intratumoral receiving RPDD for the treatment of rhabdomyosarcoma in August 2024 and inhaled KB707 receiving RPDD for the treatment of osteosarcoma in May 2024. Both formulations of KB707 have also been granted Fast Track Designation by the FDA.

Inhaled KB707 is currently under evaluation in KYANITE-1, an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating inhaled KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors of the lung. In December 2024, we announced an initial clinical update for the monotherapy dose escalation and expansion cohorts of KYANITE-1. Early evidence of monotherapy activity was observed in the evaluable cohort of 11 patients with heavily pre-treated advanced non-small cell lung cancer, achieving an objective response rate of 27% and a disease control rate of 73% as of data cut-off. Inhaled KB707 was also reported to be safe and generally well tolerated as monotherapy in the 37 patients included in the safety analysis. The majority of treatment-related adverse events have been mild to moderate in severity and transient with no Grade 4 or 5 adverse events observed. We expect to present a clinical update on the monotherapy cohort from KYANITE-1 at the 2025 American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2025. Enrollment in KYANITE-1 is ongoing. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.

Intratumoral KB707 is currently under evaluation in OPAL-1, an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating intratumoral KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors, who relapsed or are refractory to standard of care, with at least one measurable and injectable tumor accessible by transcutaneous route of administration. The final monotherapy dose escalation cohort was cleared in May 2024 and enrollment in OPAL-1 is ongoing. Details of the Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT05970497.

Dermatology
KB105 for Lamellar Ichthyosis (“LI”)
KB105 is a topical gel containing our novel vector designed to deliver two copies of the TGM1 transgene encoding the human enzyme transglutaminase-1 (“TGM1”) for the treatment of LI, a serious rare skin disorder most often caused by missing or mutated TGM1 protein. We expect to resume enrollment in the Phase 2 portion of JADE-1, a randomized, placebo-controlled Phase 1/2 study evaluating KB105 for the treatment of LI in 2026. Details of the JADE-1 Phase 1/2 study can be found at www.clinicaltrials.gov under NCT identifier NCT04047732.
Pipeline Expansion
We expect to present preclinical data at the Society for Investigative Dermatology (“SID”) 2025 Annual Meeting in May 2025 on early-stage dermatology genetic medicine candidates for the treatment of Hailey-Hailey and Darier diseases.

Aesthetics

In addition to focusing on genetic medicines to treat patients with diseases with high unmet medical needs, we are leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. (“Jeune”). We recently expanded the senior leadership team at Jeune, with Marc Forth joining as Jeune CEO in April 2025 and Nishant Saxena joining as Jeune CFO in January 2025.

Jeune’s lead program, KB301, is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. In August 2024, Jeune announced positive interim safety and efficacy results from Cohorts 3 and 4 of the Phase 1 study PEARL-1, open label studies evaluating KB301 in the treatment of lateral canthal lines at rest and dynamic wrinkles of the décolleté, respectively. Meaningful and sustained improvements in multiple skin aesthetic attributes, including wrinkles, crepiness, hydration, and radiance, were reported by the study investigators and subjects alike in both the décolleté and lateral canthal regions. Increased subject satisfaction with wrinkle appearance was also reported. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Based on these Phase 1 results, Jeune selected treatment of the dynamic wrinkles of the décolleté for advanced clinical development and expects to initiate a randomized, placebo-controlled Phase 2 study evaluating KB301 in this indication in the fourth quarter of 2025.

In February 2025, Jeune completed enrollment in the PEARL-2 study, an ongoing, 2:1 randomized and placebo-controlled Phase 1 study evaluating its second clinical-stage investigational aesthetic therapy, KB304, for the treatment of wrinkles. KB304 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene and one copy of the ELN transgene to address various signs of skin aging including elasticity loss. Jeune expects to report top-line results from the study in the second half of 2025.

Jeune Aesthetics has several other aesthetic medicine product candidates in various stages of preclinical development.

Financial Overview
Product Revenue, Net
After FDA approval of VYJUVEK in May 2023, we began commercial marketing and sales and began recognizing revenue during the third quarter of 2023. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such sales. The transaction price that we recognize as revenue for VYJUVEK sales includes an estimate of variable consideration, which includes discounts, returns, copay assistance and rebates that are offered within contracts. Refer to Note 3 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:
•expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our preclinical activities;
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials, manage the clinical trials of, and seek regulatory approval for our product candidates and as we expand our product portfolio. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and as a result, the actual costs to complete clinical trials may exceed the expected costs.
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

Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the three months ended March 31, 2025 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K.
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
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
	2025	2024	$	%
(in thousands)	(unaudited)
Product revenue, net	$88,183	$45,250	$42,933	95%
Expenses
Cost of goods sold	5,028	2,419	2,609	108%
Research and development	14,255	10,957	3,298	30%
Selling, general and administrative	32,723	26,058	6,665	26%
Litigation settlement	—	12,500	(12,500)	(100)%
Total operating expenses	52,006	51,934	72	—%
Income (loss) from operations	36,177	(6,684)	42,861	(641)%
Other income
Interest and other income, net	7,420	7,616	(196)	(3)%
Income before income taxes	43,597	932	42,665	4578%
Income tax expense	(7,864)	—	(7,864)	—%
Net income	$35,733	$932	$34,801	3734%
Product Revenue, Net
Product revenue, net was $88.2 million for the three months ended March 31, 2025, as compared to $45.3 million for the three months ended March 31, 2024. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior year.
Cost of Goods Sold
Cost of goods sold was $5.0 million for the three months ended March 31, 2025, as compared to $2.4 million for the three months ended March 31, 2024, due to increased sales of VYJUVEK.
Research and Development Expenses
Research and development expenses increased $3.3 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by the following:
•an increase of $1.8 million in payroll related expenses, including stock-based compensation, primarily driven by an increase in headcount to support our research and development efforts;
•an increase of $813 thousand and $331 thousand in clinical development costs and manufacturing expenses, respectively, related to our product candidates;
•an increase of $481 thousand in facilities and equipment related costs; and
•an increase of $316 thousand in licensing and regulatory costs.
These increases were partially offset by:
•a decrease of $837 thousand due to the capitalization of allocated overhead costs for increased commercial batches of VYJUVEK.

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
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Change
	2025	2024	$	%
(in thousands)	(unaudited)
B-VEC	$1,973	$2,129	$(156)	(7)%
KB105	7	15	(8)	(53)%
KB301	38	176	(138)	(78)%
KB304	242	131	111	85%
KB407	349	783	(434)	(55)%
KB408	298	245	53	22%
KB707	2,738	1,419	1,319	93%
KB801	454	51	403	790%
KB803	486	—	486	—%
Other ophthalmology programs	27	49	(22)	(45)%
Other dermatology programs	27	—	27	—%
Other aesthetics programs	—	3	(3)	(100)%
Other research programs	393	251	142	57%
Other development programs	226	232	(6)	(3)%
Stock-based compensation	2,469	1,868	601	32%
Other unallocated manufacturing expenses(1)	2,568	2,131	437	21%
Other unallocated expenses(2)	1,960	1,474	486	33%
Research and development expense	$14,255	$10,957	$3,298	30%

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
The primary changes in our research and development expenses by product candidate or program in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 are as follows:
•an increase of $1.3 million in KB707 costs following the expansion of our research and development pipeline to oncology consisting of an increase in payroll related costs to support our research and an increase in contract research expenses for our Phase 1 clinical trial of inhaled KB707;
•an increase of $601 thousand in stock-based compensation primarily driven by an increase in headcount to support our research and development efforts;
•an increase of $486 thousand in KB803 in preparation for the registrational Phase 3 study to enable approval of KB803;
•an increase of $486 thousand in other unallocated costs primarily driven by facilities and equipment related expenses;

•an increase of $437 thousand in other manufacturing costs related to increased allocated overhead; and
•an increase of $403 thousand in KB801 in preparation for the Phase 1/2 study.
These increases were partially offset by a decrease of $434 thousand in KB407 due to the timing of the Phase 1 CORAL-1 study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.7 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by the following:
•an increase of $4.4 million in payroll-related costs, including $3.6 million in stock-based compensation primarily driven by an increase in headcount;
•an increase of $2.0 million in other G&A costs, including $1.0 million in charitable contributions, $258 thousand in G&A facilities expense, $238 thousand in G&A insurance, and $189 thousand in subscription expenses;
•an increase of $1.2 million related to professional services, including legal and consulting services; and
•an increase of $242 thousand in marketing costs to support commercial sales of VYJUVEK.
The increases were partially offset by:
•a decrease of $1.0 million, inclusive of a decrease in costs associated with our patient access program of $1.1 million partially offset by an increase in selling expenses.
Litigation Settlement
Litigation settlement for the three months ended March 31, 2025 and 2024 was zero and $12.5 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See discussion in Note 6 of the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Interest and Other Income, Net
Interest and other income, net for the three months ended March 31, 2025 and 2024 was $7.4 million and $7.6 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments. The decrease in interest and dividend income is primarily the result of market conditions.
Income Tax Expense
Income tax expense for the three months ended March 31, 2025 and 2024 was $7.9 million and zero, respectively. Income tax expense for the three months ended March 31, 2025 relates to state, federal and foreign income taxes.
Liquidity and Capital Resources
Overview
As of March 31, 2025, our cash, cash equivalents and short-term investments balance was approximately $616.8 million. As of March 31, 2025, we had an accumulated deficit of $144.9 million. We believe that our cash, cash equivalents and short-term investments as of March 31, 2025 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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

Operating Capital Requirements
Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for preclinical and clinical materials, regulatory expenses, third-party clinical trial research and development services, laboratory and related supplies, selling expenses, costs to manufacture our commercial product, legal expenses and general overhead costs. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, manufacturing, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding.
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
•the costs needed to globally commercialize and market our lead product, VYJUVEK;
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
•the revenue received from commercial sale of our current and future product candidates, subject to receipt of marketing approval;
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
(in thousands)	(unaudited)
Net cash provided by operating activities	$30,969	$15,888
Net cash (used in) investing activities	(54,769)	(25,980)
Net cash (used in) provided by financing activities	(12,466)	10,583
Effect of exchange rate changes on cash and cash equivalents	171	187
Net (decrease) increase in cash	$(36,095)	$678
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $31.0 million and consisted primarily of net income of $35.7 million adjusted for $13.8 million of non-cash items and a $18.5 million decrease in cash from an increase in working capital. Non-cash adjustments included depreciation of $1.4 million, amortization of operating lease right-of-use assets of $224 thousand, stock-based compensation expense of $13.5 million and other adjustments of $614 thousand, offset by realized gain on investments of $1.5 million and accretion on marketable securities of $453 thousand.
Net cash provided by operating activities for the three months ended March 31, 2024 was $15.9 million and consisted primarily of net income of $0.9 million adjusted for $8.7 million of non-cash items and a $6.3 million increase in cash from a decrease in working capital. Non-cash adjustments included depreciation of $1.4 million, amortization of operating lease right-of-use assets of $182 thousand and stock-based compensation expense of $9.3 million, offset by realized gain on investments of $1.2 million, accretion on marketable securities of $0.8 million and other adjustments of $238 thousand.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $54.8 million and consisted of $137.8 million in purchases of short-term and long-term investments and $6.2 million in purchases of property and equipment, partially offset by $88.8 million received from the maturities and early calls of short and long-term investments and $435 thousand received in proceeds from disposal of assets.
Net cash used in investing activities for the three months ended March 31, 2024 was $26.0 million and consisted of $88.3 million in purchases of short-term and long-term investments and $1.3 million in purchases of property and equipment, partially offset by $63.6 million received from the maturities of short-term investments.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $12.5 million and consisted of $12.1 million used for employee tax withholding payments related to vested restricted stock units and $1.8 million used for employee tax withholding payments for settlement of vested restricted stock awards partially offset by $1.5 million from exercises of stock options.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $616.8 million as of March 31, 2025, which consisted primarily of money market funds, commercial paper, corporate bonds and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In May 2020, PeriphaGen, Inc. (“PeriphaGen”) commenced litigation against the Company alleging breach of contract and misappropriation of trade secrets. In April 2022, the Company and PeriphaGen entered into a final settlement. In accordance with the settlement agreement, the Company paid PeriphaGen total consideration of $75.0 million to settle the dispute, acquire certain assets and receive an exclusive license from PeriphaGen to certain intellectual property assets and biological materials which was paid over time upon completion of certain milestones. Refer to Note 7 of our consolidated financial statements in our 2024 10-K for additional information.
The Company recorded litigation settlement expense of zero and $12.5 million for the three months ended March 31, 2025 and 2024, respectively, on the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2025 and 2024, the Company paid $31.25 million and zero, respectively, and as such, the Company has fully paid the $75.0 million of total consideration discussed above.
We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties or government regulators and, from time to time, make claims or take legal actions to assert our rights, including claims relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.
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
Although we received approval from the FDA and the European Commission for VYJUVEK for the treatment of DEB, we can provide no assurances that we will obtain regulatory approval in any other jurisdiction, which would have an adverse impact on our results of operations. In addition, the successful commercialization of VYJUVEK will depend on a number of factors and involves risk, including some of the risks identified in these “Risk Factors.” One or more of these factors, many of which are beyond our control could cause significant delays or an inability to successfully commercialize VYJUVEK.
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
The Patient Protection and Affordable Care Act (“ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing product if the FDA approves a Biologics License Application, or BLA, for the competing product containing that company’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of that company’s product. In addition, a competitor may choose to challenge our patent rights relating to the reference product by initiating litigation during the 12-year period of exclusivity. After the FDA approves the BLA for the competing product, the competitor may also bring a declaratory judgment action of non-infringement, invalidity, and/or unenforceability of our patent rights. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.
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
Social media is increasingly being used by us, our employees, or others to communicate about our business, VYJUVEK, our clinical development programs, DEB, and the diseases our product candidates are being developed to treat. We use social media in connection with our commercialization efforts of VYJUVEK and intend to use it in connection with our commercialization efforts of our product candidates, if approved. Social media practices in the biotechnology and biopharmaceutical industries continue to evolve, and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation and heightened scrutiny by the FDA, the EMA, the Securities and Exchange Commission, or the SEC, and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial of our product candidates, or to report an alleged adverse event. If such disclosures occur, there is a risk that clinical trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information, loss of trade secrets or other intellectual property, public exposure of personal information of our employees, patients who use VYJUVEK, clinical trial patients, and others, or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, VYJUVEK, or our product candidates that seriously damage our reputation, brand image, and goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business that could have a material adverse effect on our business, prospects, operating results, and financial condition, and could adversely affect the price of our common stock.
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
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. In relevant part, the IRA allows Medicare to negotiate prices for certain prescription drugs, requires drug manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation, caps out of pocket spending for Medicare Part D enrollees, and makes other benefit design changes to Medicare Part D intended to lower drug costs for enrollees and Medicare. Implementation of these changes began in 2023 and will continue to be implemented over the next several years. Beginning January 1, 2025, Medicare Part D enrollees now have a new annual out-of-pocket cap of $2,000 on prescription drugs. Other 2025 Medicare Part D changes include the elimination of the coverage gap phase and the replacement of the Coverage Gap Discount Program with the Manufacturer Discount Program, which requires drug manufacturers to pay a 10% discount for brand-name drugs and biologics during the initial coverage period and a 20% discount during the catastrophic phase. Multiple pharmaceutical manufacturers have challenged the law in court, largely on constitutional grounds. These suits will likely continue and the ultimate effects of such legal challenges are unclear. On April 15, 2025, President Trump issued an executive order directing the Secretary of the Department of Health and Human Services to take certain actions on drug pricing reform, including working with Congress on amendments to the IRA and rule making to establish new Medicare payment models for so-called “high-cost” prescription drugs and biological products. At this time, we continue to evaluate the effect of the IRA on our business operations and financial condition and results as the full impact of the IRA remains uncertain.
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
•federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent. The ACA provides that a claim for items or services resulting from an Anti-Kickback Statute violation is a false claim under the False Claims Act (“FCA”). Cases against pharmaceutical manufacturers support the view that certain marketing practices, including off-label promotion, may implicate the FCA;
•the federal Health Care Fraud statute imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the Health Insurance Portability and Accountability Actof 1996 (“HIPAA”) Rules, which impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information by certain entities subject to the HIPAA Rules, such as health plans, health care clearinghouses, and health care providers that engage in certain covered transactions, known as covered entities, as well as their business associates that perform certain services that involve the use or disclosure of individually identifiable health information for or on behalf of covered entities;
•federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the United States Centers for Medicare and Medicaid Services (“CMS”) information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members;
•our operations in Europe may be directly or indirectly subject to European law equivalents of each of the above U.S. federal laws, some of which may not have been applicable prior to the recent EC approval of VYJUVEK;
•U.S. state and foreign law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•state and foreign laws governing data privacy and security of health information, many of which differ from each other and require attention to frequently changing regulatory requirements, thus complicating compliance efforts in certain circumstances and increasing exposure to liability.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws, and other similar laws. Notably, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes requirements on covered entities, as well as their business associates regarding the privacy, security, and transmission of individually identifiable health information. Further, states continue to adopt new laws or amend existing laws related to data privacy, requiring attention to frequently changing regulatory requirements. For example, and the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in their privacy notices and honor residents’ privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA does not apply to certain data that we process in the context of clinical trials, efforts to comply with the CCPA may increase our annual compliance costs and subject us to potential liability with respect to other personal information we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which came into effect on January 1, 2023, expanded the CCPA’s requirements, extending it to cover personal information of business representatives and employees and the CPRA established a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Nevada, Connecticut, Utah, Texas, and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels, which impose similar obligations to those in the CCPA. Further, other states, such as Nevada and Washington, have enacted privacy laws specifically governing consumer health information, with Washington providing for a private right of action. Although many of these laws currently exempt certain health-related information, the laws may increase our potential liability related to our data processing activities, complicate our compliance efforts, and increase both legal risk and compliance costs for us and the third parties upon whom we rely.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and interest rates and concerns of a recession in the United States or other major markets due to a number of factors. In addition, the conflict between Russia and Ukraine and the conflicts in the Middle East may lead to a prolonged, adverse impact on global economic, sociopolitical, and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital if needed or on acceptable terms, if at all. A weak or declining economy, sanctions, trade restrictions, and other global conditions could also strain our suppliers, possibly resulting in supply delays or disruptions. In addition, we may be impacted by the imposition of tariffs, trade protection measures or other policies adopted by any jurisdiction that favors domestic companies and technologies over foreign competitors. Any of the foregoing could materially and adversely affect our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations, and prospects.
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
In addition, there may be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, in 2024 the SEC adopted new rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules pending the completion of judicial review. In March 2025, the SEC voted to cease defending the climate disclosure rules in court, and in April 2025, the U.S. Court of Appeals for the Eighth Circuit ordered the litigation challenging the SEC’s climate disclosure rules to be held in abeyance. The court directed the SEC to file a status report by July 23, 2025, indicating whether it intends to review or reconsider the rules. Therefore, it is unknown whether the new rules will go into effect and if they do, whether there will be significant changes. If the new rules go into effect and are not substantially different than the rules adopted by the SEC, we may be required to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Even if the SEC rules are not adopted, states or ex-U.S. jurisdictions in which we currently or may in the future operate may also have or adopt ESG or climate-related disclosure rules requiring similar or broader disclosure obligations. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement, and economic risks associated with doing business outside of the United States.
On April 23, 2025, the EC granted marketing authorization to VYJUVEK, and we are planning for our first European launch in Germany in mid-2025. We currently have operations and employees located outside the United States and our business strategy incorporates potential additional international expansion to target patient populations outside the United States. Doing business internationally involves a number of risks, including, but not limited to:
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
•commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others; and
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors
If we fail in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates or required changes to our manufacturing processes, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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
VYJUVEK, our first FDA and EMA-approved product, and any other product candidates that obtain regulatory approval in the future, will remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a post-approval safety monitoring program, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety, and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. For example, if demand for an approved product increases more than we previously estimate, we may need or desire to scale up an existing FDA-approved manufacturing process and the scaled-up manufacturing process would be subject to FDA review and approval. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
In the European Union, the European Commission, upon a recommendation from the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. In the European Union, orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but orphan drug designation may entitle an applicant to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan products are entitled to ten years of market exclusivity for the approved therapeutic indication, which means that the EMA and European Commission cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time: (i) that the second applicant can establish that its product, although similar, is safer, more effective, or otherwise clinically superior, (ii) that the first applicant cannot supply enough orphan medicinal product, or (iii) where the first applicant consents to a second orphan medicinal product application. Additionally, a recent legislative initiative that is still under discussion in the European Parliament, may introduce a variable duration of market exclusivity based on the type of orphan medicinal product (between four and 11 years) in the upcoming years.
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
Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy (“RMAT”) Designation, or Priority Review by the FDA, or PRIority MEdicines (“PRIME”) Scheme by the EMA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review, or approval process, and such designations may not increase the likelihood that any of our product candidates will receive marketing approval.
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
We may maintain third-party manufacturing capabilities in order to provide multiple sources of supply of VYJUVEK or a product candidate that is approved for sale. In addition, we may utilize third parties to manufacture components of VYJUVEK or our product candidates. For example, we use a third-party to manufacture the sterile gel that is mixed with our in-house produced vector for VYJUVEK. Our ability to commercially supply VYJUVEK depends, in part, on the ability of third parties to supply and manufacture the raw materials and other important components related to our manufacture of VYJUVEK. Potential changes in export/import and trade laws, regulations, and policies of the United States and other countries, including any increased trade restrictions or tariffs, may impact prices and availability of raw material and other components used in the manufacture of VYJUVEK, cause supply chain volatility, and harm the development of our product candidates, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. For some materials and components related to our manufacture of VYJUVEK and our product candidates, there are, in general, relatively few alternative sources of supply. Our use of a limited number of suppliers for some of the components and materials used in manufacturing VYJUVEK and our product candidates and commercially supplying VYJUVEK exposes us to several risks, including disruptions in supply, price increases, late deliveries, and an inability to meet demand. If we fail to develop and maintain supply relationships with these third parties, we may be unable to successfully commercialize VYJUVEK or any approved product candidate. Any of our existing suppliers may:
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
We received FDA approval of VYJUVEK in May 2023 and European Commission approval of VYJUVEK in April 2025 and initiated a commercial launch of VYJUVEK in the United States in the second quarter of 2023. As a company, we have no prior experience commercializing a biologic. The success of our commercialization efforts is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal sales, marketing, manufacturing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities. For example, our commercial launch of VYJUVEK in the United States and the EU may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses. Further, given our lack of experience commercializing products, we do not have a track record of successfully executing a commercial launch. There is a risk that we underestimate the level of demand for a product, which could require us to change a manufacturing process to increase production yields and changes to a manufacturing process are time consuming and subject to regulatory, financial, and operational risks. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if our commercialization efforts do not develop as planned, we may not be able to successfully commercialize VYJUVEK and any future approved products, we may require significant additional capital and financial resources, we may not be profitable on a consistent basis, and we may not be able to compete against more established companies in our industry.
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
Even with the requisite approvals from the FDA in the United States, from the European Commission in the European Union, and potential approval from the PMDA in Japan, and other regulatory authorities internationally (and potential approvals of any of our product candidates by regulatory authorities), the commercial success of VYJUVEK and our product candidates will depend, in part, on the acceptance of physicians, patients, and health care payors of gene therapy products in general, and VYJUVEK and our product candidates, in particular, as medically necessary, cost-effective, and safe. VYJUVEK and any product candidate that we commercialize may not gain acceptance by physicians, patients, health care payors, and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become consistently profitable. The degree of market acceptance of gene therapy products and VYJUVEK and our product candidates, if approved for commercial sale, will depend on several factors, including:
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
Prior to receiving VYJUVEK, patients are required to undergo genetic testing, and we anticipate that prior to receiving certain of our other product candidates, if approved, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate based on genetic information, resulting in barriers to the acceptance of genetic tests by consumers. Concerns have also been raised about the accuracy of genetic testing. This could lead to governmental authorities restricting genetic testing or calling for additional regulation of genetic testing, particularly for diseases for which there is no known cure. For example, on May 6, 2024, the FDA released a final rule clarifying that in vitro diagnostic tests (IVDs) manufactured by laboratories are medical devices. If the rule withstands recent court challenges, such tests will be required to undergo premarket review and will be subject to other medical device regulations. Any of these scenarios could decrease demand for VYJUVEK and our product candidates, if approved.
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
Certain of our employees or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including potential competitors, and we have and may in the future enter into agreements providing us with rights to intellectual property of third parties for limited purposes. Although we endeavor to observe the terms of agreements under which we obtain access to third-party intellectual property and to ensure that our employees and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or the current or former employers of employees or advisors. For instance, as described in Note 6 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we entered into a settlement agreement with PeriphaGen, Inc., which had alleged breach of contract and misappropriation of trade secrets. If we fail to successfully defend any such claims, in addition to paying monetary damages, we may be subject to an injunction and may lose valuable intellectual property rights or personnel. Moreover, any such litigation, or the threat thereof, may adversely affect our ability to hire new employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize VYJUVEK or our product candidates, which could have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
Although we generated net income starting with the year ended December 31, 2023, we previously incurred recurring losses and negative cash flows from operations since our inception. Our transition to consistent operating profitability depends on our ability to (i) successfully commercialize VYJUVEK in the United States and obtain the necessary regulatory approvals to commercialize VYJUVEK outside of the United States and then successfully commercialize VYJUVEK outside the United States, and (ii) complete the development of, and obtain the regulatory approvals necessary to successfully commercialize our product candidates with significant market potential. We have devoted substantially all our efforts to date to (i) research and development of our gene therapy platform, product candidates and our manufacturing infrastructure, and, more recently, (ii) commercializing VYJUVEK in the United States. We expect to continue to incur significant expenses for the foreseeable future and our operating results may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:
•manufacture, market, and sell our lead product, VYJUVEK, in the United States, market and sell VYJUVEK in the EU, and prepare for regulatory approval in Japan and if such approval is received, commercialize VYJUVEK in Japan;
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
To remain profitable, we must be successful in a range of challenging activities, including designing, initiating, and completing clinical trials for our product candidates, developing, validating, and maintaining commercial scale manufacturing processes, obtaining marketing approvals, manufacturing, marketing, and selling VYJUVEK and any product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. If we were required to discontinue development of any of our product candidates, if VYJUVEK does not receive regulatory approvals outside the United States or the EU, or any of our product candidates do not receive regulatory approvals, or if VYJUVEK or any of our product candidates, if approved, fails to achieve sufficient market acceptance for any indication, our ability to remain profitable and our business prospects and financial condition could be materially adversely affected. Moreover, if we decide to leverage any success with VYJUVEK or any of our current product candidates to develop other product opportunities, we may not be successful in such efforts. In any such event, our business may be materially adversely affected.
We currently have one product, VYJUVEK, approved by the FDA and the EMA and several product candidates in the clinical trials stages. However, we may never develop, acquire or in-license additional product candidates. We may never generate revenue from any of our product candidates. We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment.

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
•the outcome, timing and costs of seeking regulatory approvals for VYJUVEK outside the United States and the EU;
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2025, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income/(loss) of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 6, 2025	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: May 6, 2025	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)