Form 10-Q
period 2025-09-30
Krystal Biotech, Inc.
filed 2025-11-03
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, there were 28,997,519 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$392,604	$344,865
Short-term investments	338,465	252,652
Accounts receivable, net	129,633	104,746
Inventory	37,632	26,508
Prepaid taxes	10,103	1,617
Prepaid expenses and other current assets	17,213	11,657
Total current assets	925,650	742,045
Property and equipment, net	148,871	155,168
Long-term investments	133,113	152,114
Right-of-use assets	7,447	6,280
Deferred tax asset, net of valuation allowance	24,680	—
Other non-current assets	333	231
Total assets	$1,240,094	$1,055,838
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,097	$4,985
Current portion of lease liability	1,698	1,217
Accrued rebates	55,769	36,804
Accrued expenses and other current liabilities	31,704	58,989
Total current liabilities	91,268	101,995
Lease liability	7,813	6,044
Other long-term liabilities	3,137	1,419
Total liabilities	102,218	109,458
Commitments and contingencies (see note 7)
Stockholders’ equity
Common stock; $0.00001 par value; 80,000 shares authorized as of September 30, 2025 and December 31, 2024; 28,984 and 28,794 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	1,164,013	1,127,238
Accumulated other comprehensive gain (loss)	1,100	(190)
Accumulated deficit	(27,237)	(180,668)
Total stockholders’ equity	1,137,876	946,380
Total liabilities and stockholders’ equity	$1,240,094	$1,055,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Product revenue, net	$97,800	$83,841	$282,025	$199,376
Operating expenses
Cost of goods sold	4,263	6,684	16,457	15,112
Research and development	14,585	13,512	43,251	40,052
Selling, general and administrative	37,578	28,673	105,292	82,339
Litigation settlement	—	12,500	—	37,500
Total operating expenses	56,426	61,369	165,000	175,003
Income from operations	41,374	22,472	117,025	24,373
Other income
Interest and other income, net	6,593	7,297	21,315	22,373
Income before income taxes	47,967	29,769	138,340	46,746
Income tax benefit (expense)	31,398	(2,589)	15,091	(3,066)
Net income	79,365	27,180	153,431	43,680
Unrealized gain on available-for-sale securities	657	1,840	843	713
Foreign currency translation	(714)	306	447	161
Comprehensive income	$79,308	$29,326	$154,721	$44,554

Net income per common share:
Basic	$2.74	$0.95	$5.31	$1.53
Diluted	$2.66	$0.91	$5.14	$1.47

Weighted-average common shares outstanding:
Basic	28,953	28,716	28,893	28,537
Diluted	29,833	29,902	29,829	29,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2025	28,794	$—	$1,127,238	$(190)	$(180,668)	$946,380
Issuance of common stock upon exercise of stock options	17	—	1,462	—	—	1,462
Vesting of restricted stock units, net of shares withheld for taxes	98	—	(12,116)	—	—	(12,116)
Shares of restricted stock awards surrendered for taxes	(10)	—	(1,812)	—	—	(1,812)
Stock-based compensation	—	—	14,447		—	14,447
Unrealized gain on investments	—	—	—	344	—	344
Foreign currency translation	—	—	—	236	—	236
Net income	—	—	—	—	35,733	35,733
Balances as of March 31, 2025	28,899	$—	$1,129,219	$390	$(144,935)	$984,674
Issuance of common stock upon exercise of stock options	28	—	1,796	—	—	1,796
Stock-based compensation	—	—	15,077	—	—	15,077
Unrealized (loss) on investments	—	—	—	(158)	—	(158)
Foreign currency translation	—	—	—	925	—	925
Net income	—	—	—	—	38,333	38,333
Balances as of June 30, 2025	28,927	$—	$1,146,092	$1,157	$(106,602)	$1,040,647
Issuance of common stock upon exercise of stock options	57	—	3,713	—	—	3,713
Stock-based compensation	—	—	14,208	—	—	14,208
Unrealized gain on investments	—	—	—	657	—	657
Foreign currency translation	—	—	—	(714)	—	(714)
Net income	—	—	—	—	79,365	79,365
Balances as of September 30, 2025	28,984	$—	$1,164,013	$1,100	$(27,237)	$1,137,876

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2024	28,237	$—	$1,047,830	$638	$(269,827)	$778,641
Issuance of common stock upon exercise of stock options	260	—	15,969	—	—	15,969
Vesting of restricted stock units, net of shares withheld for taxes	39	—	(4,181)	—	—	(4,181)
Shares of restricted stock awards surrendered for taxes	(8)	—	(1,205)	—	—	(1,205)
Stock-based compensation	—	—	10,023	—	—	10,023
Unrealized (loss) on investments	—	—	—	(875)	—	(875)
Foreign currency translation	—	—	—	(62)		(62)
Net income	—	—	—	—	932	932
Balances as of March 31, 2024	28,528	$—	$1,068,436	$(299)	$(268,895)	$799,242
Issuance of common stock upon exercise of stock options	181	—	10,637	—	—	10,637
Stock-based compensation	—	—	13,781	—	—	13,781
Unrealized (loss) on investments	—	—	—	(252)	—	(252)
Foreign currency translation	—	—	—	(83)	—	(83)
Net income	—	—	—	—	15,568	15,568
Balances as of June 30, 2024	28,709	$—	$1,092,854	$(634)	$(253,327)	$838,893
Issuance of common stock upon exercise of stock options	48	—	3,365	—	—	3,365
Stock-based compensation	—	—	14,262	—	—	14,262
Unrealized gain on investments	—	—	—	1,840	—	1,840
Foreign currency translation				306	—	306
Net income	—	—	—	—	27,180	27,180
Balances as of September 30, 2024	28,757	$—	$1,110,481	$1,512	$(226,147)	$885,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating Activities
Net income	$153,431	$43,680
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(24,680)	—
Depreciation	4,162	4,603
Amortization (accretion) on marketable securities	139	(1,535)
Amortization of operating lease right-of-use assets	627	556
Stock-based compensation expense, net	40,750	35,771
Realized gain on investments	(5,549)	(4,427)
Other, net	395	725
Changes in operating assets and liabilities
Accounts receivable, net	(24,616)	(55,257)
Inventory	(5,228)	(5,386)
Prepaid taxes	(10,103)	(646)
Prepaid expenses and other current assets	(4,311)	(1,979)
Lease liability	(413)	(617)
Other long-term liabilities	1,718	761
Accounts payable	1,009	1,602
Accrued expenses and other current liabilities	8,318	(2,092)
Accrued rebates	18,958	23,568
Accrued litigation settlement	(31,250)	31,250
Net cash provided by operating activities	123,357	70,577

Investing Activities
Proceeds from disposal of assets	435	—
Purchases of property and equipment	(9,812)	(3,437)
Purchases of available-for-sale securities	(350,078)	(314,268)
Maturities of available-for-sale securities	289,875	238,044
Net cash (used in) investing activities	(69,580)	(79,661)

Financing Activities
Proceeds from exercise of stock options	6,972	29,972
Taxes paid for employee tax withholding related to restricted stock units	(12,121)	(4,181)
Taxes paid related to settlement of restricted stock awards	(1,812)	(1,205)
Net cash (used in) provided by financing activities	(6,961)	24,586

Effect of exchange rate changes on cash and cash equivalents	923	136

Net increase in cash and cash equivalents	47,739	15,638

Cash and cash equivalents at beginning of period	344,865	358,328
Cash and cash equivalents at end of period	$392,604	$373,966

Supplemental Disclosures of Non-Cash Activities
Unpaid purchases of property and equipment included in accounts payable and accrued expenses	$623	$8,292
Initial recognition of right-of-use assets	$1,794	$—
Supplemental Cash Flow Information
Income taxes paid	$13,876	$5,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (the “Company,” or “we” or other similar pronouns) commenced operations in April 2016. In March 2017, we converted from a California limited liability company to a Delaware C-corporation, and changed our name from Krystal Biotech LLC to Krystal Biotech, Inc. In April 2019, we incorporated Jeune Aesthetics, Inc. (“Jeune Aesthetics”), a wholly-owned subsidiary, in Delaware, for the purpose of undertaking preclinical and clinical studies for aesthetic skin conditions. In January 2022, August 2022, December 2022, August 2023, March 2024, November 2024, December 2024 and July 2025 we incorporated wholly-owned subsidiaries in Switzerland, Netherlands, France, Germany, Japan, Italy, Spain, and the UK, respectively, for the purpose of establishing operations in Europe and Japan for the commercialization of VYJUVEK® and our product pipeline.
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
Liquidity
As of September 30, 2025, the Company had an accumulated deficit of $27.2 million. Our operating profitability is dependent upon the continued successful commercialization of VYJUVEK, our U.S. Food and Drug Administration (“FDA”), European Commission (“EC”), and Japan’s Ministry of Health, Labour, and Welfare (“MHLW”) approved product, as well as successful development, approval and commercialization of our product candidates. Management intends to fund future operations through its on hand cash and cash equivalents and revenue generated from the sale of VYJUVEK, and may also seek additional capital through arrangements with strategic partners, the sale of equity, debt financings or other sources.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs to further its pipeline and to expand its commercialization capabilities in advance of further potential global regulatory and reimbursement approvals of VYJUVEK. The Company believes that its cash, cash equivalents and short-term investments of approximately $731.1 million as of September 30, 2025 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2025.
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
Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in the 2024 10-K. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.
.Recently Issued Accounting Pronouncements, Not Yet Adopted
There were no accounting pronouncements issued or adopted during the nine months ended September 30, 2025 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. This new standard is effective for fiscal years beginning after December 15, 2024, with the option to apply it retrospectively. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.
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
3.    Product Revenue, Accounts Receivable and Reserves for Product Sales
The Company’s product revenue, net of sales discounts and allowances totaled $97.8 million and $83.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $282.0 million and $199.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The Company’s accounts receivable, net balance relating to VYJUVEK sales was $129.6 million as of September 30, 2025 and $104.7 million as of December 31, 2024. Accounts receivable, net from the Company’s customers who individually accounted for 10% or more of accounts receivable, net consisted of the following:

	Percent of Accounts Receivable, Net
	September 30, 2025	December 31, 2024
Customer A	71%	81%
Customer B	16%	13%
All other single customers represent less than 10% of outstanding accounts receivable, net in the applicable period.
The following table summarizes changes in allowances and discounts for the nine months ended September 30, 2025:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2024	$38,223	$2,570	$326	$41,119
Provisions	48,360	9,883	386	58,629
Payments/Credits	(27,677)	(8,610)	(371)	(36,658)
Balance as of September 30, 2025	$58,906	$3,843	$341	$63,090
Rebates are included in accrued rebates and other long-term liabilities on the condensed consolidated balance sheets. Other long-term liabilities are comprised of $3.1 million and $1.4 million of long-term accrued rebates as of September 30, 2025 and December 31, 2024, respectively. Prompt pay is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Other accruals are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Provisions for rebates, prompt pay and other accruals are recorded as a reduction to product revenue, net on the condensed consolidated statements of operations and comprehensive income.
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
For the three months ended September 30, 2025 and 2024, respectively, there were 664 thousand and 229 thousand common stock equivalents outstanding in the form of stock options and 125 thousand and zero in unvested restricted stock, that have been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.
For the nine months ended September 30, 2025 and 2024, respectively, there were 568 thousand and 207 thousand common stock equivalents outstanding in the form of stock options and 98 thousand and 134 in unvested restricted stock, that have each been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$79,365	$27,180	$153,431	$43,680
Denominator:
Weighted-average basic common shares	28,953	28,716	28,893	28,537
Dilutive effect of stock options and unvested restricted stock	880	1,186	936	1,132
Weighted-average diluted common shares	29,833	29,902	29,829	29,669

Net income per common share—basic	$2.74	$0.95	$5.31	$1.53
Net income per common share—diluted	$2.66	$0.91	$5.14	$1.47
5.    Fair Value Instruments
The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$392,604	$—	$—	$392,604	$392,604	$—	$—
Subtotal	392,604	—	—	392,604	392,604	—	—
Level 2:
Commercial paper	15,317	15	—	15,332	—	15,332	—
Corporate bonds	216,087	563	(12)	216,638	—	139,999	76,639
U.S. government agency securities	238,995	781	(168)	239,608	—	183,134	56,474
Subtotal	470,399	1,359	(180)	471,578	—	338,465	133,113
Total	$863,003	$1,359	$(180)	$864,182	$392,604	$338,465	$133,113

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$344,865	$—	$—	$344,865	$344,865	$—	$—
Subtotal	344,865	—	—	344,865	344,865	—	—
Level 2:
Commercial paper	15,373	4	(8)	15,369	—	15,369	—
Corporate bonds	177,771	423	(225)	177,969	—	86,693	91,276
U.S. government agency securities	211,283	318	(173)	211,428	—	150,590	60,838
Subtotal	404,427	745	(406)	404,766	—	252,652	152,114
Total	$749,292	$745	$(406)	$749,631	$344,865	$252,652	$152,114

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$14,558	$13,639
Work-in-process	15,801	10,743
Finished goods	7,273	2,126
Inventory	$37,632	$26,508
Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Building and building improvements	$109,242	$111,444
Manufacturing equipment	29,470	27,161
Leasehold improvements	27,507	25,673
Laboratory equipment	3,640	3,183
Construction in progress	3,507	5,778
Computer equipment and software	2,522	2,032
Furniture and fixtures	2,155	1,816
Total property and equipment	178,043	177,087
Accumulated depreciation	(29,172)	(21,919)
Property and equipment, net	$148,871	$155,168
Depreciation expense was $1.4 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $4.2 million and $4.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Depreciation expense capitalized into inventory was $1.1 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $3.1 million and $2.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Accrued taxes	9,539	4,288
Accrued payroll and benefits	7,542	9,558
Accrued professional fees	6,354	2,659
Accrued preclinical and clinical expenses	3,423	2,537
Other current liabilities	3,284	2,403
Accrued inventory	994	1,217
Accrued construction in progress	568	5,077
Accrued litigation settlement	—	31,250
Accrued expenses and other current liabilities	$31,704	$58,989
In May 2020, PeriphaGen, Inc. (“PeriphaGen”) commenced litigation against the Company alleging breach of contract and misappropriation of trade secrets. In April 2022, the Company and PeriphaGen entered into a final settlement. In accordance with the settlement agreement, the Company paid PeriphaGen total consideration of $75.0 million to settle the dispute, acquire certain assets and receive an exclusive license from PeriphaGen to certain intellectual property assets and biological materials which was paid over time upon completion of certain milestones, with the final payment occurring during the three months ended March 31, 2025. Refer to Note 7 of our consolidated financial statements in the 2024 10-K for additional information.
The Company recorded litigation settlement expense of zero and $12.5 million for the three months ended September 30, 2025 and 2024, respectively, and zero and $37.5 million for the nine months ended September 30, 2025 and 2024, respectively, on the condensed consolidated statements of operations and comprehensive income. As of March 31, 2025, the Company has fully paid the $75.0 million of total consideration discussed above.
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company has incurred research and development expenses related to commitments under these agreements of $2.3 million and $6.6 million for the three and nine months ended September 30, 2025, respectively, and $2.7 million and $5.8 million for the three and nine months ended September 30, 2024, respectively.
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
On September 18, 2025, a purported stockholder filed a derivative complaint in the Court of Chancery of the state of Delaware naming the Company’s directors as defendants and the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegedly excessive non-

employee director compensation in each of 2021 through 2024. The complaint seeks unspecified damages in favor of the Company, restitution of compensation and other benefits from the individual defendants, reforms and improvements to the Company’s corporate governance and internal procedures, and the award of costs and disbursements of the complaint, including reasonable attorneys’ fees. At this time, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or estimate the potential loss, if any.
8.    Leases
As of September 30, 2025, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2025 (remaining three months)	$396
2026	1,865
2027	1,919
2028	1,954
2029	1,990
Thereafter	9,295
Future minimum operating lease payments	17,419
Less: Interest	(7,908)
Present value of lease liability	$9,511
As of September 30, 2025 and December 31, 2024, the Company’s weighted-average remaining lease term for operating leases was 10.2 years and 12.2 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.7% and 9.5% as of September 30, 2025 and December 31, 2024, respectively.
The components of the Company’s lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$368	$260	$1,182	$905
Variable lease expense	58	66	177	156
Total lease expense	$426	$326	$1,359	$1,061
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
Shares remaining available for grant under the Plan were 2.0 million as of September 30, 2025.

Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2024	2,049,063	$82.69	7.3	$156,404
Granted	385,403	$166.80
Exercised	(102,468)	$68.04
Cancelled or forfeited	(95,851)	$107.43
Outstanding as of September 30, 2025	2,236,147	$96.80	7.0	$180,418
Exercisable as of September 30, 2025	1,307,004	$72.71	6.1	$136,219
(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2024 and September 30, 2025 and the exercise price of outstanding in-the-money options.
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
(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2023 and September 30, 2024 and the exercise price of outstanding in-the-money options.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $4.8 million and $5.9 million during the three months ended September 30, 2025 and 2024, respectively, and $8.1 million and $50.2 million for the nine months ended September 30, 2025 and 2024, respectively.
The weighted-average grant-date fair value per share of options granted to employees and directors was $108.46 and $130.85 during the three months ended September 30, 2025 and 2024, respectively, and $109.74 and $114.29 for the nine months ended September 30, 2025 and 2024, respectively.
There was $66.3 million of unrecognized stock-based compensation expense related to employees’ and directors’ options that is expected to be recognized over a weighted-average period of 2.8 years as of September 30, 2025.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity:

	Nine Months Ended September 30,
	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSAs, beginning of period	22,200	$78.89	44,400	$78.89
Granted	—	$—	—	$—
Vested	(11,925)	$78.89	(14,523)	$78.89
Surrendered for taxes	(10,275)	$78.89	(7,677)	$78.89
Non-vested RSAs, end of period	—	$—	22,200	$78.89

Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Nine Months Ended September 30,
	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs, beginning of period	308,096	$135.22	160,900	$81.91
Granted	136,756	$177.91	225,290	$159.63
Vested	(84,254)	$129.66	(40,075)	$81.91
Forfeited	(30,506)	$153.81	(36,562)	$110.11
Non-vested RSUs, end of period	330,092	$152.61	309,553	$135.14
There was $41.2 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 2.8 years as of September 30, 2025.
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
There was $3.7 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of five months as of September 30, 2025.
Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to its stock options and restricted stock in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$2,583	$2,267	7,679	6,907
Selling, general and administrative	10,570	11,049	33,071	28,864
Total stock-based compensation	$13,153	$13,316	$40,750	$35,771
The Company capitalized stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK of $1.1 million and $946 thousand for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.

10.    Income Taxes
The Company recorded an income tax benefit of $31.4 million and $15.1 million for the three and nine months ended September 30, 2025, respectively. The tax benefit for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual effective tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company recorded an income tax provision of $2.6 million and $3.1 million for the three and nine months ended September 30, 2024, respectively.
We monitor the realizability of our deferred tax assets taking into consideration all relevant factors at each reporting period. As of September 30, 2025, based on the relevant weight of positive and negative evidence, including the amount of our income in recent years and the impacts of legislation enacted during the quarter which had material impacts to our deferred tax profile, which are objective and verifiable, as well as consideration of our expected future taxable earnings, we concluded that it is more likely than not that our U.S. federal and certain state deferred tax assets are realizable. As such, we released $48.4 million of our valuation allowance associated with the U.S. federal and state deferred tax assets, except for those related to certain state net operating loss carryforwards and tax credit carryforwards. We continue to maintain a full valuation allowance against certain state attributes as of September 30, 2025, because we concluded they are not more likely than not to be realized as we expect certain state attribute generation in future years to exceed our ability to use these deferred tax assets.
We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. The determination of the realizability of deferred tax assets requires significant judgment in assessing the likelihood of future tax consequences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results being less prevalent, variable conditions impacting our ability to forecast future taxable income such as projected spend for research and development, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information. The Company previously maintained a full valuation allowance against its U.S. federal and state deferred tax assets due to historical cumulative losses and uncertainty regarding the realization of such assets. The Company will continue to evaluate all available evidence each reporting period and may adjust the valuation allowance in future periods if estimates of future taxable income or other relevant factors change.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Product revenue, net	$97,800	$83,841	$282,025	$199,376
Cost of goods sold	4,263	6,684	16,457	15,112
Gross margin	96%	92%	94%	92%
B-VEC	1,810	1,255	6,144	7,068
KB111	568	—	1,309	—
KB301	120	138	185	521
KB304	244	189	906	1,146
KB407	608	180	1,272	1,631
KB408	248	611	763	1,107
KB707	3,181	3,311	8,342	6,469
KB801	359	167	1,233	372
KB803	401	180	1,291	394
Other dermatology programs	1	449	10	484
Other ophthalmology programs	3	137	44	430
Other research programs	379	247	1,123	890
Other development programs	219	171	679	596
Other research and development costs (1)	6,444	6,477	19,950	18,944
Total research and development	14,585	13,512	43,251	40,052
Selling, general and administrative	37,578	28,673	105,292	82,339
Litigation settlement	—	12,500	—	37,500
Income from operations	$41,374	$22,472	$117,025	$24,373

Other income
Interest and other income, net	6,593	7,297	21,315	22,373
Income before income taxes	$47,967	$29,769	$138,340	$46,746
Income tax benefit (expense)	$31,398	$(2,589)	$15,091	$(3,066)
Net income	$79,365	$27,180	$153,431	$43,680
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”), as filed with the SEC on February 19, 2025.
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
Forward-looking statements appearing in a number of places throughout this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:
•our commercialization plans in the United States, the European Union (“EU”), Japan, and elsewhere for our first commercial product, VYJUVEK® (beremagene geperpavec-svdt), which was approved by the U.S. Food and Drug Administration (“FDA”) in May 2023, the European Commission (“EC”) in April 2025, and Japan’s Ministry of Health, Labour and Welfare (“MHLW”) in July 2025 for the treatment of dystrophic epidermolysis bullosa (“DEB”);
•our plans and expected timing of commercial launches of VYJUVEK in Europe outside of Germany and France and expected timing of pricing negotiations in Germany and France;
•our plans for commercialization of B-VEC outside of the United States, major European markets, and Japan;
•the initiation, timing, progress, and results of clinical trials for our product candidates, as well as expected timing of reporting of data readouts from our clinical trials;
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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Item 1A of Part II of this Quarterly Report on Form 10-Q and other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.
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
Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “Krystal,” the “Company,” “we,” “our,” “us,” or similar terms refer to Krystal Biotech, Inc., together with its consolidated subsidiaries. Web links throughout this Quarterly Report on Form 10-Q are provided for convenience only and are not intended to be active hyperlinks to the referenced websites. No content on the referenced websites shall be deemed incorporated by reference into this Quarterly Report on Form 10-Q.
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
Our Commercial Product
VYJUVEK (beremagene geperpavec-svdt, or B-VEC; referred to as B-VEC outside the U.S., Europe, and Japan)
VYJUVEK is a non-invasive, topical, redosable gene therapy approved in the United States, Europe, and Japan for the treatment of DEB, a rare and severe monogenic disease that affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1. VYJUVEK is designed to deliver two copies of the COL7A1 gene when applied directly to DEB wounds, providing the patient’s skin cells the template to make normal type VII collagen protein and thereby addressing the fundamental disease-causing mechanism.
VYJUVEK was first approved by the FDA in May 2023 for the treatment of wounds in patients, six months of age or older, suffering from DEB, making it the first ever redosable gene therapy and the first and only corrective medicine approved by the FDA for the treatment of both recessive and dominant subtypes of DEB. In September 2025, the FDA approved a label update for VYJUVEK that expanded the treatment eligible population to include DEB patients from birth and provided patients with greater dosing flexibility, including the option for VYJUVEK to be applied by a healthcare professional (“HCP”), caregiver, or directly by the patient themselves, either at home or in a healthcare setting.
VYJUVEK was also approved in Japan and Europe earlier this year, making it the first and only corrective therapy approved for the treatment of DEB in each of those respective markets.
In April 2025, the EC granted marketing authorization to VYJUVEK for the treatment of wounds in patients with DEB who have mutations in the COL7A1 gene, starting from birth. The approval granted by the EC also allows for flexible VYJUVEK dosing either at home or in a healthcare setting, with the option for patient or caregiver administration if deemed appropriate by a HCP.
In July 2025, Japan’s MHLW approved VYJUVEK for the treatment of patients with DEB, starting from birth. The Japanese approval allows for dosing at home or in a healthcare setting, with the option for administration by patients or their family members. As per the approval issued by the MHLW, VYJUVEK is intended for use only in patients with a definite diagnosis of dystrophic epidermolysis bullosa. Genetic testing is not a requirement for treatment. The re-examination period for VYJUVEK in Japan is ten years.
We possess exclusive rights to develop, manufacture, and commercialize VYJUVEK and all our pipeline candidates throughout the world and intend to commercialize VYJUVEK directly in the United States, major European markets, and Japan. We launched VYJUVEK in the United States in 2023 and recently commenced the commercial launch of VYJUVEK in Europe and Japan.
In August 2025, we launched VYJUVEK in Germany, our first commercial launch outside the United States. In September 2025, the Autorité de Santé (“HAS”) in France approved early reimbursed access to VYJUVEK under the post-marketing authorization Accès Précoce program, including the option to dispense VYJUVEK outside of the hospital setting, and, in October 2025, we launched VYJUVEK in France. Also in October, the HAS appraised VYJUVEK as Amélioration du Service Médical Rendu III, a designation which recognizes the added clinical benefit of VYJUVEK and is an important milestone as the Company advances access discussions in France.
Pricing negotiations are underway in both Germany and France and are expected to continue until at least the second half of 2026. The Company is also preparing regulatory filings for the United Kingdom and Switzerland, as well as initiating pricing discussions with relevant authorities in other key Western European markets. The timing of European launches outside of France and Germany will depend on the cadence and outcomes of pricing negotiations.
In October 2025, VYJUVEK was awarded the Prix Galien Italia in the Advanced Therapy Medicinal Products category in Italy. The Prix Galien is an international awards program recognizing excellence in scientific innovation that improves the state of human health.

In October 2025, the Company launched VYJUVEK in Japan following successful completion of pricing negotiations with Japan’s MHLW.
We have initiated distribution arrangements with specialty distributors to commercialize VYJUVEK in territories outside of the United States, major European markets, and Japan. To date, we have entered into agreements with leading regional specialty distributors covering key markets in Central and Eastern Europe, the Middle East, and Turkey, and we expect to further expand our specialty distributor network in 2026.
Net VYJUVEK product revenue was $97.8 million for the three months ended September 30, 2025, and $623.2 million in cumulative net product revenue since launch.
Gross margin for the three months ended September 30, 2025 was 96%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.

Pipeline Highlights and Recent Developments

Respiratory
KB407 for Cystic Fibrosis (“CF”)
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of CF, a serious rare lung disease caused by missing or mutated CFTR protein. In July 2023, we announced that we had dosed the first patient in CORAL-1, a Phase 1 multi-center, dose-escalation study evaluating KB407, delivered via a nebulizer, in patients with CF, regardless of their underlying genotype. In December 2024, we announced an interim safety data update for patients treated with KB407 in the first two dose escalation cohorts, in which we found single and repeat inhaled administration of KB407 to be safe and well tolerated. In January 2025, the Cystic Fibrosis Foundation Therapeutic Development Network Clinical Research Executive Committee granted full sanctioning of our KB407 Phase 1 CORAL-1 study protocol. Enrollment in CORAL-1 is ongoing and we expect to report safety and CFTR delivery data from patients in the third and final cohort of CORAL-1 before year end. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05504837.
KB408 for Alpha-1 Antitrypsin Deficiency (“AATD”) Lung Disease
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin (“AAT”) protein, for the treatment of AATD, a serious rare lung disease. In February 2024, we announced that we dosed the first patient in SERPENTINE-1, a Phase 1, open-label, dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a Pi*ZZ or a Pi*ZNull genotype. In December 2024, we announced an interim clinical update from the first two dose escalation cohorts of SERPENTINE-1. Inhaled KB408 was safe and well-tolerated at both tested dose levels and clear evidence of successful SERPINA1 delivery and AAT expression was observed in both patients that underwent bronchoscopies. We have since confirmed SERPINA1 delivery and functional AAT expression in a third patient dosed with KB408 in Cohort 2 and amended the SERPENTINE-1 protocol to investigate repeat dosing at the Cohort 2 dose level (the repeat dose cohort now referred to as “Cohort 2B”). A total of five patients were dosed in Cohort 2 of which three underwent bronchoscopy. The first patient in Cohort 2B was dosed in August 2025 and enrollment in this repeat dose cohort is ongoing. We expect to report interim safety and SERPINA1 delivery data from the repeat dose Cohort 2B in the first half of 2026. Enrollment in single dose cohorts is now closed. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier: NCT06049082.

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

In June 2025, we announced that we dosed the first patient in IOLITE, an intra-patient, double-blind, placebo-controlled, multicenter Phase 3 registrational study with a crossover design to evaluate KB803 for the treatment and prevention of corneal abrasions in DEB patients, six months of age or older. We expect to enroll approximately 16 patients in the IOLITE study. Enrolled patients will initially receive either a single eye drop of placebo or KB803, at a concentration of 109 PFU/mL, to each eye once weekly for 12 weeks. At the conclusion of the first 12 weeks, patients will be switched from placebo to KB803, or vice versa, and continue with once weekly administration for a second 12 week period. IOLITE is a decentralized study and drug administration will occur at the patient’s home by a HCP. The primary study endpoint will be the change in the average number of days per month with corneal abrasion symptoms while receiving KB803 versus placebo. Safety and secondary efficacy data, including weekly assessments of eye pain and monthly Epidermolysis Bullosa Eye Disease Index questionnaires, will be collected through to the end of the 24-week study period. We continue to enroll patients in IOLITE and expect to complete enrollment by the end of the year. More details of the IOLITE study can be found at www.clinicaltrials.gov under NCT identifier NCT07016750.
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

KB801 for Neurotrophic Keratitis (“NK”)
KB801 is an eye drop formulation of our novel HSV-1 based vector designed to deliver two transgene copies to the corneal epithelium for the sustained, localized expression and secretion of nerve growth factor (“NGF”) and treatment of NK, a rare, degenerative corneal disease caused by nerve damage in the eye that leads to corneal epithelial defects, ulcers, and perforation. Recombinant NGF eye drops have been shown to significantly improve corneal healing and are approved for the treatment of NK in multiple jurisdictions worldwide, including the United States, but rapid clearance from the eye requires intensive administration six times a day, with eye pain frequently reported, and may result in suboptimal treatment outcomes. In preclinical studies presented at the Association for Research in Vision and Ophthalmology 2025 Annual Meeting in May 2025, KB801 was shown to efficiently transduce corneal epithelial cells in vitro and in vivo leading to sustained NGF production in the front of the eye. By transducing the cells of the corneal epithelium to produce and secrete NGF, KB801 has the potential to significantly reduce the treatment burden for patients while also maintaining more consistent NGF levels in the front of the eye.
In July 2025, we announced that we dosed the first patient in EMERALD-1, a randomized, double-masked, multicenter, placebo-controlled study evaluating KB801, administered as an eye drop, for the treatment of NK. We expect to enroll up to 27 adult patients with Stage 2 or Stage 3 NK, as defined by the Mackie criteria. Patients will be randomized 2:1 to receive either KB801, at a concentration of 1010 PFU/mL, or placebo topically to the study eye twice weekly for eight weeks. The primary objective of EMERALD-1 is to evaluate the safety and tolerability of topical ocular administration of KB801 in patients with NK. The secondary objective is evaluation of efficacy based on the proportion of patients with complete durable healing of corneal epithelium at eight weeks. Additional exploratory efficacy measures will include change in corneal lesion size from baseline, each assessed at weeks 4, 6, 8, 10, and 20, as well as evaluations of corneal sensation and patient-reported symptom burden. Enrollment in EMERALD-1 is ongoing. More details of the EMERALD-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06999733.
In October 2025, the FDA granted platform technology designation to the engineered HSV-1 viral vector used in KB801. The FDA’s platform technology designation program is intended to provide efficiencies in drug development, manufacturing, and review processes for drug product applications that incorporate designated platform technologies, with potential benefits including more frequent engagement with the FDA during clinical development, as well as opportunities to leverage manufacturing and nonclinical safety data from FDA-approved products that incorporate designated platform technologies, such as VYJUVEK, in submissions to the FDA.

Oncology
KB707 for Solid Tumors
KB707 is a redosable, immunotherapy designed to deliver transgenes encoding both human interleukin-2 and interleukin-12 to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery. Both intratumoral and inhaled KB707 have been granted Rare Pediatric Disease Designations and Fast Track Designations by the FDA.
We have prioritized development of the inhaled KB707 formulation for the treatment of non-small cell lung cancer (“NSCLC”) based on early evidence of efficacy from KYANITE-1, an open-label, multi-center, dose escalation and expansion

Phase 1/2 study, evaluating inhaled KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors of the lung. As of the latest data cut-off disclosed in June 2025, in an evaluable cohort of 11 patients with heavily pre-treated advanced NSCLC, we observed monotherapy activity with inhaled KB707 therapy, achieving an objective response rate of 36% and a disease control rate of 54%. Inhaled KB707 was also reported to be safe and generally well tolerated as monotherapy in the 39 patients included in the safety analysis. The majority of treatment-related adverse events have been mild to moderate in severity and transient with no Grade 4 or 5 adverse events observed.
In August 2025, we were granted an End of Phase 2 meeting with the FDA to discuss the inhaled KB707 program and based on the FDA’s feedback, we now expect that a single Phase 3 registrational study, evaluating inhaled KB707 in combination with chemotherapy against chemotherapy alone in patients with advanced NSCLC, would be sufficient to support potential registration of inhaled KB707 in combination with chemotherapy as a second-line treatment for NSCLC. In support of this potential registrational pathway, we have opened a new cohort in KYANITE-1 to evaluate a fixed dose of inhaled KB707 in combination with chemotherapy in patients with advanced NSCLC. Enrollment is ongoing, and we expect to report interim efficacy data from KYANITE-1 and potential registrational study plans in the second half of 2026. Details of the KYANITE-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.
With the prioritization of inhaled KB707, we have paused enrollment in OPAL-1, an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating intratumoral KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors, who relapsed or are refractory to standard of care, with at least one measurable and injectable tumor accessible by transcutaneous route of administration. Patients enrolled in OPAL-1 continue to be followed and based on safety and efficacy results from the study, the Company may adjust development plans for intratumoral KB707. Details of the OPAL-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05970497.

Dermatology
KB111 for Hailey-Hailey Disease (“HHD”)
KB111 is a topical gel formulation of our novel vector designed to deliver two copies of the ATP2C1 transgene encoding the human calcium-transporting ATPase type 2C member 1 (“ATP2C1”) for the treatment of HHD, a serious and rare monogenic skin disorder characterized by painful rash and blistering in skin folds and linked to low ATP2C1 expression levels in keratinocytes. Patients with HHD report debilitating symptoms of pain, itch, burning, infections, and body odor, as well severe, negative impacts on quality of life and psychological distress. The prevalence of HHD is not well characterized and is most commonly estimated at roughly 1 per 50,000, although underreporting is possible. Current disease management is supportive in nature and no specific therapy for HHD has been approved by the FDA or EMA. In preclinical studies presented at the Society for Investigative Dermatology 2025 Annual Meeting in May 2025, KB111 was shown to efficiently deliver ATP2C1 to keratinocytes in vitro and in vivo resulting in increased expression of functional ATP2C1. By increasing functional ATP2C1 levels in the skin, KB111 has the potential to accelerate lesion healing and meaningfully reduce disease burden for HHD patients.
In October 2025, the FDA cleared our investigational new drug application to evaluate KB111 in the clinic, and we expect to dose HHD patients in an intra-patient randomized, double-blind, placebo-controlled, multi-center study evaluating KB111 in HHD patients in the first half of 2026.
Aesthetics
In addition to focusing on genetic medicines to treat patients with diseases with high unmet medical needs, we are leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. (“Jeune”).
In July 2025, Jeune announced positive safety and efficacy results, including significant improvements in key skin aesthetic attributes such as wrinkles and elasticity, in PEARL-2, a 2:1 randomized, double-blind, placebo-controlled Phase 1 study evaluating KB304, for the treatment of wrinkles of the décolleté. KB304 is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene and one copy of the ELN transgene to address various signs of skin aging including elasticity loss. Meaningful aesthetic improvements were reported by the investigator and subjects alike following KB304 treatment, with clear and statistically significant advantages over placebo. Improvements were reported not only for wrinkles but also multiple additional skin attributes, including elasticity, crepiness, hydration, and radiance. Increased subject satisfaction with wrinkle appearance was also reported, with clear separation from placebo. All adverse events were mild-to-moderate in severity and transient and no serious or severe adverse events were reported. The frequency and duration of adverse events also decreased with subsequent doses of KB304. Details of the PEARL-2 study can be found at www.clinicaltrials.gov under NCT identifier NCT06724900.
Based on the broad aesthetic improvements observed following KB304 treatment in PEARL-2, Jeune is progressing KB304 into a Phase 2 study for the treatment of wrinkles of the décolleté. In support of the Phase 2 study, Jeune has developed and validated a décolleté-specific photonumeric scale (“JDWS”) and, following feedback from the FDA in the second half of 2025, expects to initiate the Phase 2 study in the first half of 2026.
Jeune’s second clinical-stage program, KB301, is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene to address signs of aging or damaged skin caused by declining levels of, or damaged proteins within the extracellular matrix, including type III collagen. In August 2024, Jeune announced positive interim safety and efficacy results from Cohorts 3 and 4 of the Phase 1 study, PEARL-1, open label studies evaluating KB301 in the treatment of lateral canthal lines at rest and dynamic wrinkles of the décolleté, respectively. Meaningful and sustained improvements in multiple skin aesthetic attributes, as well as increased subject satisfaction with wrinkle appearance, were reported. Details of the PEARL-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT04540900. Jeune is currently evaluating aesthetic indications most suitable for the advanced clinical development of KB301.
Jeune Aesthetics has several other aesthetic product candidates in various stages of preclinical development.

Financial Overview
Product Revenue, Net
After FDA approval of VYJUVEK in May 2023, we began commercial marketing and sales and began recognizing revenue during the third quarter of 2023. Subsequently in April 2025 and July 2025, VYJUVEK was approved in Europe and Japan, respectively. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any such sales. The transaction price that we recognize as revenue for VYJUVEK sales includes an estimate of variable consideration, which includes discounts, returns, copay assistance and rebates that are offered within contracts. Refer to Note 3 of the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
We expect our research and development expenses will increase as we continue the manufacturing of preclinical and clinical materials, manage the clinical trials of and seek regulatory approval for our product candidates and as we expand our product portfolio. Due to the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration, costs and timing of clinical trials, and as a result, the actual costs to complete clinical trials may exceed the expected costs.
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
Interest and Other Income, Net
Interest and other income, net consists primarily of income earned from our cash, cash equivalents and investments and gains and losses on foreign currency transactions.
Critical Accounting Policies, Significant Judgments and Estimates
There have been no significant changes during the nine months ended September 30, 2025 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in the 2024 10-K.
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
Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
	2025	2024	$	%
(in thousands)	(unaudited)
Product revenue, net	$97,800	$83,841	$13,959	17%
Expenses
Cost of goods sold	4,263	6,684	(2,421)	(36)%
Research and development	14,585	13,512	1,073	8%
Selling, general and administrative	37,578	28,673	8,905	31%
Litigation settlement	—	12,500	(12,500)	(100)%
Total operating expenses	56,426	61,369	(4,943)	(8)%
Income from operations	41,374	22,472	18,902	84%
Other income
Interest and other income, net	6,593	7,297	(704)	(10)%
Income before income taxes	47,967	29,769	18,198	61%
Income tax benefit (expense)	31,398	(2,589)	33,987	(1313)%
Net income	$79,365	$27,180	$52,185	192%
Product Revenue, Net
Product revenue, net was $97.8 million for the three months ended September 30, 2025, as compared to $83.8 million for the three months ended September 30, 2024. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior year.
Cost of Goods Sold
Cost of goods sold was $4.3 million for the three months ended September 30, 2025, as compared to $6.7 million for the three months ended September 30, 2024, representing a decrease primarily due to manufacturing process optimizations that resulted in lower average costs per unit of VYJUVEK partially offset by an increase in units sold.

Research and Development Expenses
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Change
	2025	2024	$	%
(in thousands)	(unaudited)
B-VEC	$1,810	$1,255	$555	44%
KB111	568	—	568	—%
KB301	120	138	(18)	(13)%
KB304	244	189	55	29%
KB407	608	180	428	238%
KB408	248	611	(363)	(59)%
KB707	3,181	3,311	(130)	(4)%
KB801	359	167	192	115%
KB803	401	180	221	123%
Other dermatology programs	1	449	(448)	(100)%
Other ophthalmology programs	3	137	(134)	(98)%
Other research programs	379	247	132	53%
Other development programs	219	171	48	28%
Stock-based compensation	2,583	2,267	316	14%
Other unallocated expenses(1)	3,861	4,210	(349)	(8)%
Research and development expense	$14,585	$13,512	$1,073	8%

(1)Unallocated expenses consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
Research and development expenses increased by $1.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in research and development expenses was primarily attributable to:
•a net increase of $549 thousand in manufacturing costs driven by the timing of production runs across our product candidates and programs, mainly due to an increase in B-VEC and KB407 runs offset by a decrease in KB408 and KB707 runs; and
•a net increase of $797 thousand in payroll related costs, inclusive of $316 thousand in stock-based compensation, to support our research and development across our product candidates and programs, primarily due to an increase in KB111, KB801, and other research programs.
These increases were partially offset by:
•a decrease of $349 thousand in other unallocated expenses due to fewer facilities and equipment related costs in the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.9 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily driven by the following:
•an increase of $3.5 million related to professional services, including legal and consulting services;
•an increase of $1.8 million in payroll-related costs;
•an increase of $1.8 million in marketing costs to support commercial sales of VYJUVEK;
•an increase of $1.2 million in other general and administrative costs, including $286 thousand in subscription expense, $250 thousand in charitable contributions, and $222 thousand in facilities expense; and
•an increase of $663 thousand primarily related to higher costs associated with our patient access program.
The increases were partially offset by:

•a decrease of $479 thousand in stock-based compensation.
Litigation Settlement
Litigation settlement for the three months ended September 30, 2025 and 2024 was zero and $12.5 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See discussion in Note 7 of the notes to consolidated financial statements included in the 2024 10-K and in this Quarterly Report on Form 10-Q for more information.
Interest and Other Income, Net
Interest and other income, net was $6.6 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments as well as the effects of foreign exchange rates.
Income Tax Expense
Income tax benefit for the three months ended September 30, 2025 was $31.4 million and income tax expense was $2.6 million for the three months ended September 30, 2024,, which relates to state, federal and foreign income taxes. In the third quarter of 2025, we determined that it was more likely than not that the benefit from certain of our deferred tax assets will be realized. Accordingly, the related valuation allowance was released and a one-time benefit was recognized. See discussion in Note 10 of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
	2025	2024	$	%
(in thousands)	(unaudited)
Product revenue, net	$282,025	$199,376	$82,649	41%
Expenses
Cost of goods sold	16,457	15,112	1,345	9%
Research and development	43,251	40,052	3,199	8%
Selling, general and administrative	105,292	82,339	22,953	28%
Litigation settlement	—	37,500	(37,500)	(100)%
Total operating expenses	165,000	175,003	(10,003)	(6)%
Income from operations	117,025	24,373	92,652	380%
Other income
Interest and other income, net	21,315	22,373	(1,058)	(5)%
Income before income taxes	138,340	46,746	91,594	196%
Income tax benefit (expense)	15,091	(3,066)	18,157	(592)%
Net income	$153,431	$43,680	$109,751	251%
Products Revenue, net
Product revenue, net was $282.0 million for the nine months ended September 30, 2025 as compared to $199.4 million for the nine months ended September 30, 2024. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior year.
Cost of Goods Sold
Cost of goods sold was $16.5 million for the nine months ended September 30, 2025 as compared to $15.1 million for the nine months ended September 30, 2024, due to an increase in units sold partially offset by manufacturing process optimizations that resulted in lower average costs per unit of VYJUVEK.

Research and Development Expenses
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
(in thousands)	(unaudited)
B-VEC	$6,144	$7,068	$(924)	(13)%
KB111	1,309	—	1,309	—%
KB301	185	521	(336)	(64)%
KB304	906	1,146	(240)	(21)%
KB407	1,272	1,631	(359)	(22)%
KB408	763	1,107	(344)	(31)%
KB707	8,342	6,469	1,873	29%
KB801	1,233	372	861	231%
KB803	1,291	394	897	228%
Other dermatology programs	10	484	(474)	(98)%
Other ophthalmology programs	44	430	(386)	(90)%
Other research programs	1,123	890	233	26%
Other development programs	679	596	83	14%
Stock-based compensation	7,679	6,907	772	11%
Other unallocated expenses(1)	12,271	12,037	234	2%
Research and development expense	$43,251	$40,052	$3,199	8%

(1)Unallocated expenses consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
Research and development expenses increased by $3.2 million in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in research and development expenses was primarily attributable to:
•a net increase of $1.3 million in clinical development costs, primarily due to an increase in KB707 costs related to our Phase 1/2 clinical trials for inhaled KB707;
•a net increase of $2.2 million in payroll related expenses, inclusive of $772 thousand of stock-based compensation, to support our research and development primarily due to an increase in KB111, KB707, KB801, KB803, and other research programs;
•an increase of $900 thousand in R&D support fees, inclusive of $310 thousand of lab supplies primarily related to KB707, $270 thousand of subscription costs primarily related to KB803, and $270 thousand of regulatory fees primarily related to B-VEC.
These increases were partially offset by:
•a net decrease of $1.4 million in manufacturing costs mainly driven by the timing of production runs across our product candidates and programs primarily due to a decrease in B-VEC, KB304, KB407, KB707 and other dermatology programs partially offset by an increase in KB111
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $23.0 million in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by the following:
•an increase of $8.0 million related to professional services, including legal and consulting services;
•an increase of $7.2 million in payroll-related expenses, including stock-based compensation;
•an increase of $4.3 million in other general and administrative costs, including $1.3 million in charitable contributions, $725 thousand in facilities expenses, $718 thousand in subscription expenses, $521 thousand in other taxes, and $406 thousand in insurance expenses; and

•an increase of $3.6 million in marketing costs to support commercial sales of VYJUVEK.
The increases were partially offset by:
•a decrease of $523 thousand primarily related to lower costs associated with our patient access program.
Litigation Settlement
Litigation settlement for the nine months ended September 30, 2025 and 2024 was zero and $37.5 million, respectively, and consisted of amounts related to the settlement of litigation with PeriphaGen. See discussion in Note 7 of the notes to consolidated financial statements included in the 2024 10-K and in this Quarterly Report on Form 10-Q for more information.
Interest and Other Income, Net
Interest and other income, net for the nine months ended September 30, 2025 and 2024 was $21.3 million and $22.4 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments as well as the effects of foreign exchange rates.
Income Tax Expense
Income tax benefit for the nine months ended September 30, 2025 was $15.1 million and income tax expense was $3.1 million for the nine months ended September 30, 2024, which relates to state, federal and foreign income taxes. In the third quarter of 2025, we determined that it was more likely than not that the benefit from certain of our deferred tax assets will be realized. Accordingly, the related valuation allowance was released and a one-time benefit was recognized. See discussion in Note 10 of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources
Overview
As of September 30, 2025, our cash, cash equivalents and short-term investments balance was approximately $731.1 million. As of September 30, 2025, we had an accumulated deficit of $27.2 million. We believe that our cash, cash equivalents and short-term investments as of September 30, 2025 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
Our operating profitability is dependent upon the continued successful commercialization of VYJUVEK, our U.S. Food and Drug Administration (“FDA”), European Commission (“EC”), and Japan’s Ministry of Health, Labour, and Welfare (“MHLW”) approved product, as well as successful development, approval and commercialization of our product candidates. Management intends to fund future operations through its on hand cash and cash equivalents and revenue generated from the sale of VYJUVEK, and may also seek additional capital through arrangements with strategic partners, the sale of equity, debt financings or other sources.
We expect our future revenue to fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any product sales. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates, we expect to continue to incur significant manufacturing and commercialization expenses as we prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch our product candidates. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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

Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
(in thousands)	(unaudited)
Net cash provided by operating activities	$123,357	$70,577
Net cash (used in) investing activities	(69,580)	(79,661)
Net cash (used in) provided by financing activities	(6,961)	24,586
Effect of exchange rate changes on cash and cash equivalents	923	136
Net increase in cash	$47,739	$15,638
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 was $123.4 million and consisted primarily of net income of $153.4 million adjusted for $15.8 million of non-cash items and a $45.9 million decrease in cash from increased working capital. Non-cash adjustments included depreciation of $4.2 million, amortization of operating lease right-of-use assets of $627 thousand, stock-based compensation expense of $40.8 million, amortization on marketable securities of $139 thousand, and other adjustments of $395 thousand, offset by a change in our deferred income taxes of $24.7 million and realized gain on investments of $5.5 million.
Net cash provided by operating activities for the nine months ended September 30, 2024 was $70.6 million and consisted primarily of net income of $43.7 million adjusted for $35.7 million of non-cash items and a $8.8 million decrease in cash from increased working capital. Non-cash adjustments included depreciation of $4.6 million, amortization of operating lease right-of-use assets of $556 thousand, stock-based compensation expense of $35.8 million and other adjustments of $725 thousand, offset by realized gain on investments of $4.4 million and accretion on marketable securities of $1.5 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $69.6 million and consisted of $350.1 million in purchases of short-term and long-term investments and $9.8 million in purchases of property and equipment, offset by $289.9 million received from the maturities and early calls of short and long-term investments and $435 thousand received in proceeds from disposal of assets.
Net cash used in investing activities for the nine months ended September 30, 2024 was $79.7 million and consisted of $314.3 million in purchases of short-term and long-term investments and $3.4 million in purchases of property and equipment, offset by $238.0 million received from the maturities of short-term investments.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $7.0 million and consisted of $12.1 million used for employee tax withholding payments related to vested restricted stock units and $1.8 million used for employee tax withholding payments for settlement of vested restricted stock awards partially offset by $7.0 million from exercises of stock options.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $731.1 million as of September 30, 2025, which consisted primarily of money market funds, commercial paper, corporate bonds and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.
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
Other than as discussed above, no change in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For discussion regarding legal proceedings, please refer to Note 7 of the notes to the consolidated financial statements in the 2024 10-K and Note 7 of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
In the ordinary course of business, we have faced, and we may in the future face, various claims brought by third parties or government regulators and, from time to time, make claims or take legal actions to assert our rights, including claims relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products. Any of these claims have subjected and could in the future subject, us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q filed during 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
On September 4, 2025, Krish Krishnan, our Chief Executive Officer and Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 100,000 shares of our Common Stock, subject to certain conditions. The end date of the Trading Plan is December 4, 2026, subject to early termination in accordance with the terms of the Trading Plan, including upon completion of the sale of all of the shares of our Common Stock subject to the Trading Plan.
On September 4, 2025, Suma Krishnan, our President and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Trading Arrangement”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 100,000 shares of our Common Stock, subject to certain conditions. The end date of the Trading Arrangement is December 4, 2026, subject to early termination in accordance with the terms of the Trading Arrangement, including upon completion of the sale of all of the shares of our Common Stock subject to the Trading Arrangement.
During the three months ended September 30, 2025, no other director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2025, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 3, 2025	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: November 3, 2025	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)