Form 10-Q
period 2026-03-31
Krystal Biotech, Inc.
filed 2026-05-04
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2026, there were 29,479,756 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$501,313	$496,304
Short-term investments	322,092	331,487
Accounts receivable, net	127,022	127,425
Inventory	42,646	40,475
Prepaid taxes	10,642	14,006
Prepaid expenses and other current assets	16,026	14,905
Total current assets	1,019,741	1,024,602
Property and equipment, net	153,582	150,776
Long-term investments	193,485	128,066
Right-of-use assets	7,035	7,239
Deferred tax asset, net of valuation allowance	22,824	22,824
Other non-current assets	300	287
Total assets	$1,396,967	$1,333,794
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,089	$3,238
Current portion of lease liability	1,800	1,771
Accrued rebates	70,717	58,181
Accrued expenses and other current liabilities	31,196	39,752
Total current liabilities	107,802	102,942
Lease liability	7,312	7,568
Other long-term liabilities	5,124	3,724
Total liabilities	120,238	114,234
Commitments and contingencies (see note 7)
Stockholders’ equity
Common stock; $0.00001 par value; 80,000 shares authorized as of March 31, 2026 and December 31, 2025; 29,437 and 29,192 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	1,198,257	1,194,261
Accumulated other comprehensive (loss) gain	(1,623)	1,136
Retained earnings	80,095	24,163
Total stockholders’ equity	1,276,729	1,219,560
Total liabilities and stockholders’ equity	$1,396,967	$1,333,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Product revenue, net	$116,357	$88,183
Operating expenses
Cost of goods sold	6,323	5,028
Research and development	15,331	14,256
Selling, general and administrative	41,014	32,647
Total operating expenses	62,668	51,931
Income from operations	53,689	36,252
Other income
Interest and other income, net	7,753	7,345
Income before income taxes	61,442	43,597
Income tax expense	(5,510)	(7,864)
Net income	55,932	35,733
Unrealized (loss) gain on available-for-sale securities	(1,577)	344
Foreign currency translation	(1,182)	236
Comprehensive income	$53,173	$36,313

Net income per common share:
Basic	$1.91	$1.24
Diluted	$1.83	$1.20

Weighted-average common shares outstanding:
Basic	29,288	28,815
Diluted	30,507	29,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2026	29,192	$—	$1,194,261	$1,136	$24,163	$1,219,560
Issuance of common stock upon exercise of stock options	145	—	6,501	—	—	6,501
Vesting of restricted stock units, net of shares withheld for taxes	100	—	(16,960)	—	—	(16,960)
Stock-based compensation	—	—	14,455	—	—	14,455
Unrealized loss on investments	—	—	—	(1,577)	—	(1,577)
Foreign currency translation	—	—	—	(1,182)	—	(1,182)
Net income	—	—	—	—	55,932	55,932
Balances as of March 31, 2026	29,437	—	$1,198,257	$(1,623)	$80,095	$1,276,729

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2025	28,794	$—	$1,127,238	$(190)	$(180,668)	$946,380
Issuance of common stock upon exercise of stock options	17	—	1,462	—	—	1,462
Vesting of restricted stock units, net of shares withheld for taxes	98	—	(12,116)	—	—	(12,116)
Shares of restricted stock awards surrendered for taxes	(10)	—	(1,812)	—	—	(1,812)
Stock-based compensation	—	—	14,447		—	14,447
Unrealized gain on investments	—	—	—	344	—	344
Foreign currency translation	—	—	—	236		236
Net income	—	—	—	—	35,733	35,733
Balances as of March 31, 2025	28,899	$—	$1,129,219	$390	$(144,935)	$984,674
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating Activities
Net income	$55,932	$35,733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,522	1,410
Accretion on marketable securities	(576)	(453)
Amortization of operating lease right-of-use assets	204	224
Stock-based compensation expense, net	13,609	13,478
Realized gain on investments	(529)	(1,502)
Other, net	136	614
Changes in operating assets and liabilities
Accounts receivable, net	58	1,486
Inventory	(243)	(1,395)
Prepaid taxes	3,365	457
Prepaid expenses and other current assets	(1,699)	(3,433)
Lease liability	(227)	(136)
Other long-term liabilities	1,435	534
Accounts payable	1,022	906
Accrued rebates	12,685	10,601
Accrued expenses and other current liabilities	(6,312)	3,695
Accrued legal settlement	—	(31,250)
Net cash provided by operating activities	80,382	30,969

Investing Activities
Proceeds from disposal of assets	—	435
Purchases of property and equipment	(7,148)	(6,204)
Purchases of investments	(160,033)	(137,806)
Maturities of investments	103,598	88,806
Net cash (used in) investing activities	(63,583)	(54,769)

Financing Activities
Proceeds from exercise of stock options	6,501	1,462
Taxes paid for employee tax withholding related to restricted stock units	(16,960)	(12,116)
Taxes paid related to settlement of restricted stock awards	—	(1,812)
Net cash (used in) financing activities	(10,459)	(12,466)

Effect of exchange rate changes on cash and cash equivalents	(1,331)	171

Net increase (decrease) in cash and cash equivalents	5,009	(36,095)

Cash and cash equivalents at beginning of period	496,304	344,865
Cash and cash equivalents at end of period	$501,313	$308,770

Supplemental Disclosures of Non-Cash Activities
Unpaid purchases of property and equipment	$1,218	$1,397
Initial recognition of right-of-use assets	$—	$1,802
Supplemental Cash Flow Information
Income taxes paid	$627	$400
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Organization
Krystal Biotech, Inc. (together with its wholly-owned subsidiaries, the “Company,” or “we” or other similar pronouns), a Delaware C-corporation, is a fully integrated, global, commercial-stage biotechnology company. We are focused on the discovery, development, manufacturing, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered herpes simplex virus-1 (“HSV-1”), we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home. Our innovative technology platform is supported by two in-house, commercial scale Current Good Manufacturing Practice (“CGMP”) manufacturing facilities.
Liquidity
As of March 31, 2026, the Company had a retained earnings balance of $80.1 million. Our operating profitability is dependent upon the continued successful commercialization of VYJUVEK, our U.S. Food and Drug Administration (“FDA”), European Commission (“EC”), and Japan’s Ministry of Health, Labour, and Welfare (“MHLW”) approved product, as well as successful development, approval and commercialization of our product candidates. Management intends to fund future operations through its on hand cash and cash equivalents and revenue generated from the sale of VYJUVEK, and may also seek additional capital through arrangements with strategic partners, the sale of equity, debt financings or other sources.
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs in connection with, among other things, advancing its product pipeline, expanding its commercialization capabilities, and complying with EU post-authorization regulatory requirements and EU member state-specific pricing, reimbursement, and market access activities. The Company believes that its cash and cash equivalents and short-term investments of approximately $823.4 million as of March 31, 2026 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2026.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors and applies significant judgment in developing the estimates and assumptions that are used in the preparation of these financial statements. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates in the period these variances become known. Estimates are used in the following areas, among others: variable consideration associated with revenue recognition, stock-based compensation expense, accrued expenses, and income taxes.

Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in the 2025 10-K. There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.
Recently Issued Accounting Pronouncements, Not Yet Adopted
There were no accounting pronouncements issued or adopted during the three months ended March 31, 2026 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its consolidated financial statement disclosures.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its condensed consolidated financial statement disclosures.

3.    Product Revenue, Accounts Receivable and Reserves for Product Sales
The Company’s product revenue, net of sales discounts and allowances totaled $116.4 million and $88.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Product revenue by significant geographic region is as follows:

	Three Months Ended March 31,
	2026	2025
United States	$87,489	$88,183
Europe	20,677	—
Japan	8,191	—
Total product revenue, net	$116,357	$88,183
The Company’s accounts receivable, net balance relating to VYJUVEK sales was $127.0 million as of March 31, 2026 and $127.4 million as of December 31, 2025. Accounts receivable, net from the Company’s customers who individually accounted for 10% or more of accounts receivable, net consisted of the following:

	Percent of Accounts Receivable, Net
	March 31, 2026	December 31, 2025
Customer A	62%	66%
Customer B	13%	14%
All other single customers represent less than 10% of outstanding accounts receivable, net in the applicable period.
The following table summarizes changes in allowances and discounts for the three months ended March 31, 2026:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2025	$61,905	$5,834	$378	$68,117
Provisions	22,335	3,349	60	25,744
Payments/Credits	(8,399)	(3,845)	(278)	(12,522)
Balance as of March 31, 2026	$75,841	$5,338	$160	$81,339

Rebates are included in accrued rebates and other long-term liabilities on the condensed consolidated balance sheets. Other long-term liabilities are comprised of $5.1 million and $3.7 million of long-term accrued rebates as of March 31, 2026 and December 31, 2025, respectively. Prompt pay discount is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Other accruals are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Provisions for rebates, prompt pay discounts and other accruals are recorded reductions to product revenue, net on the condensed consolidated statements of operations and comprehensive income.
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
For the three months ended March 31, 2026 and 2025, respectively, there were 376 thousand and 413 thousand common stock equivalents outstanding in the form of stock options and 50 thousand and 48 thousand in unvested restricted stock, that have each been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net income	$55,932	$35,733
Denominator:
Weighted-average basic common shares	29,288	28,815
Dilutive effect of stock options and unvested restricted stock	1,219	1,056
Weighted-average diluted common shares	30,507	29,871

Net income per common share—basic	$1.91	$1.24
Net income per common share—diluted	$1.83	$1.20

5.    Fair Value Instruments
The following tables show the Company’s cash and cash equivalents and available-for-sale securities by significant investment category as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$501,313	$—	$—	$501,313	$501,313	$—	$—
Subtotal	501,313	—	—	501,313	501,313	—	—
Level 2:
Corporate bonds	229,575	125	(348)	229,352	—	147,369	81,983
U.S. government agency securities	286,398	165	(338)	286,225	—	174,723	111,502
Subtotal	515,973	290	(686)	515,577	—	322,092	193,485
Total	$1,017,286	$290	$(686)	$1,016,890	$501,313	$322,092	$193,485

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$496,304	$—	$—	$496,304	$496,304	$—	$—
Subtotal	496,304	—	—	496,304	496,304	—	—
Level 2:
Commercial paper	12,887	2	(1)	12,888	—	12,888	—
Corporate bonds	211,268	535	(6)	211,797	—	142,801	68,996
U.S. government agency securities	234,216	653	(1)	234,868	—	175,798	59,070
Subtotal	458,371	1,190	(8)	459,553	—	331,487	128,066
Total	$954,675	$1,190	$(8)	$955,857	$496,304	$331,487	$128,066

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$15,173	$15,938
Work-in-process	15,115	15,224
Finished goods	12,358	9,313
Inventory	$42,646	$40,475

Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Building and building improvements	$109,256	$109,242
Manufacturing equipment	30,202	29,279
Leasehold improvements	27,227	27,227
Construction in progress	12,341	8,108
Laboratory equipment	3,521	3,490
Computer equipment and software	2,616	2,559
Furniture and fixtures	2,191	2,152
Total property and equipment	187,354	182,057
Accumulated depreciation	(33,772)	(31,281)
Property and equipment, net	$153,582	$150,776
Depreciation expense was $1.5 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense capitalized into inventory was $1.0 million for the three months ended March 31, 2026 and 2025.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Accrued taxes	$13,110	$10,919
Accrued payroll and benefits	4,938	11,457
Accrued professional fees	4,347	5,936
Accrued preclinical and clinical expenses	3,801	4,667
Other current liabilities	3,176	3,579
Accrued inventory	1,040	1,005
Accrued construction in progress	784	2,189
Accrued expenses and other current liabilities	$31,196	$39,752
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company incurred research and development expenses related to commitments under these agreements of $2.5 million for the three months ended March 31, 2026 and $2.2 million for the three months ended March 31, 2025.
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
On September 18, 2025, a stockholder filed a derivative complaint in the Court of Chancery of the state of Delaware naming the Company’s directors as defendants and the Company as a nominal defendant. The complaint alleged claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegedly excessive non-employee director compensation in each of 2021 through 2024. The parties have reached an agreement in principle on settlement terms but must still negotiate and execute a definitive settlement agreement, which will be filed with the Delaware Court of Chancery and is subject to court approval upon the conclusion of a settlement hearing concerning the fairness of the terms of the proposed settlement. If approved, the Company will adopt, implement, and maintain certain corporate governance reforms for a period of five (5) years. The Company has recorded a liability for an estimated amount of the settlement. The estimated amount of settlement is not material to the condensed consolidated financial statements.
8.    Leases
As of March 31, 2026, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2026 (remaining nine months)	$1,417
2027	1,919
2028	1,954
2029	1,990
2030	2,016
Thereafter	7,279
Future minimum operating lease payments	16,575
Less: Interest	(7,463)
Present value of lease liability	$9,112
As of March 31, 2026 and December 31, 2025, the Company’s weighted-average remaining lease term for operating leases was 10.0 years and 10.1 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.7% as of March 31, 2026 and December 31, 2025.
The components of the Company’s lease expense are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease expense	$411	$426
Variable lease expense	63	64
Total lease expense	$474	$490
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
Shares of common stock remaining available for grant under the Plan were approximately 1.6 million as of March 31, 2026.

Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2025	2,030,417	$99.45	6.8	$298,662
Granted	275,500	$275.37
Exercised	(145,130)	$44.79
Cancelled or forfeited	(53,605)	$156.67
Outstanding as of March 31, 2026	2,107,182	$124.76	7.0	$286,111
Exercisable as of March 31, 2026	1,268,779	$82.98	5.8	$222,474
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2025 and March 31, 2026 and the exercise price of outstanding in-the-money options on the respective date.
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
(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2024 and March 31, 2025 and the exercise price of outstanding in-the-money options on the respective date.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $32.1 million and $1.4 million during the three months ended March 31, 2026 and 2025, respectively.
The weighted-average grant-date fair value per share of options granted to employees and directors was $175.20 and $116.88 during the three months ended March 31, 2026 and 2025, respectively.
There was $92.8 million of unrecognized stock-based compensation expense related to employees’ and directors’ options that is expected to be recognized over a weighted-average period of 3.2 years as of March 31, 2026.

Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs, beginning of period	331,574	$152.97	308,096	$135.22
Granted	96,322	$275.64	130,556	$179.25
Vested	(105,767)	$143.50	(84,097)	$129.56
Forfeited	(11,945)	$156.52	(5,798)	$154.56
Non-vested RSUs, end of period	310,184	$194.16	348,757	$152.75

There was $58.1 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 3.1 years as of March 31, 2026.
Performance-Based Restricted Stock Units
The following table summarizes the Company’s PSU activity:

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested PSUs, beginning of period	56,250	$159.47	137,500	$145.37
Granted	43,536	$275.64	—	$—
Vested	(56,250)	$159.47	(81,250)	$135.61
Forfeited	—	$—	—	$—
Non-vested PSUs, end of period	43,536	$275.64	56,250	$159.47
PSUs granted during the period are subject to regulatory performance-based vesting conditions, as determined by the Compensation Committee of the Company’s Board of Directors, and vest on a three year cliff basis upon satisfaction of such conditions.
There was $11.6 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 2.9 years as of March 31, 2026.
Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to its stock options and restricted stock in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	2,177	2,469
Selling, general and administrative	11,432	11,009
Total stock-based compensation	$13,609	$13,478
The Company capitalized stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK of $0.8 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, into inventory.

10.    Income Taxes
The Company recorded an income tax expense of $5.5 million for the three months ended March 31, 2026. The tax expense for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual effective tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company recorded an income tax expense of $7.9 million for the three months ended March 31, 2025.
We monitor the realizability of our deferred tax assets taking into consideration all relevant factors at each reporting period. As of March 31, 2026, except for certain state net operating loss carryforward and tax credit carryforward, we do not have valuation allowance against deferred tax assets. We continue to maintain a full valuation allowance against certain state attributes as of March 31, 2026, because we concluded they are not more likely than not to be realized as we expect certain state attribute generation in future years to exceed our ability to use these deferred tax assets.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026, and 2025:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Product revenue, net	$116,357	$88,183
Cost of goods sold	6,323	5,028
Gross margin	95%	94%
B-VEC	547	1,973
KB111	992	27
KB304	3	242
KB407	762	349
KB408	143	298
KB707	2,432	2,738
KB801	787	454
KB803	1,142	486
Other research programs	736	692
Other research and development costs (1)	7,787	6,997
Total research and development	15,331	14,256
Selling, general and administrative	41,014	32,647
Income from operations	$53,689	$36,252

Other income
Interest and other income, net	7,753	7,345
Income before income taxes	$61,442	$43,597
Income tax expense	(5,510)	(7,864)
Net income	$55,932	$35,733
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), as filed with the SEC on February 17, 2026.
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
Forward-looking statements appearing in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:
•our commercialization plans in the United States, the European Union, Japan, and elsewhere for our first commercial product, VYJUVEK® (beremagene geperpavec-svdt) for the treatment of dystrophic epidermolysis bullosa (“DEB”), including timing of pricing negotiations and potential commercial launches in Europe;
•the design, initiation, enrollment, timing, progress, and results of clinical trials for our product candidates, as well as expected timing of regulatory filings and reporting of data readouts from our clinical trials;
•our beliefs about our proprietary HSV-1 based vector platform;
•our expectations regarding future fluctuations in revenue and anticipated increases in certain expenses; and
•our commercialization, marketing, and manufacturing capabilities and strategy.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.
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
Overview
We are a fully integrated, global, commercial-stage biotechnology company focused on the discovery, development, manufacturing, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home. Our innovative technology platform is supported by two in-house, commercial scale CGMP manufacturing facilities.
Our Commercial Product
VYJUVEK (beremagene geperpavec-svdt, or B-VEC)
VYJUVEK is a non-invasive, topical, redosable gene therapy approved in the United States, European Union (“EU”), and Japan for the treatment of DEB, a rare and severe monogenic disease that affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1. VYJUVEK is designed to deliver two copies of the COL7A1 gene when applied directly to DEB wounds, providing the patient’s skin cells the template to make normal type VII collagen protein and thereby addressing the fundamental disease-causing mechanism.
VYJUVEK was first approved by the FDA in May 2023 for the treatment of wounds in patients, six months of age or older, suffering from DEB, making it the first and only corrective medicine approved by the FDA for the treatment of both recessive and dominant subtypes of DEB. In September 2025, the FDA approved a label update for VYJUVEK that expanded the treatment eligible population to include DEB patients from birth and provided patients with greater dosing flexibility, including the option for VYJUVEK to be applied by a healthcare professional (“HCP”), caregiver, or directly by the patient themselves, either at home or in a healthcare setting.
VYJUVEK was also approved in Japan and the EU in 2025, making it the first and only corrective therapy approved for the treatment of DEB in each of those respective markets. Both approvals include flexible dosing options with the potential for patient or caregiver administration in the home setting.
We possess exclusive rights to develop, manufacture, and commercialize VYJUVEK throughout the world. We are commercializing VYJUVEK directly in the United States, major European markets, and Japan. We launched VYJUVEK in the United States in 2023, in Germany in August 2025, and in France and Japan in October 2025. The launch in France is under the post-marketing authorization early reimbursed access Accès Précoce program.
Pricing negotiations are underway in both Germany and France and are expected to continue until the second half of 2026 in Germany and 2027 in France. Pricing negotiations were successfully completed in Japan prior to launch.
We are also advancing pricing discussions with Italian and Spanish reimbursement authorities to enable potential launches in both Italy and Spain in the second half of 2026, as well as initiating pricing discussions with relevant authorities in other key Western European markets. The timing of additional European launches is uncertain will depend on the cadence and outcomes of ongoing and planned regulatory interaction and pricing negotiations.
We continue to expand our specialty distributor network to support the commercialization of VYJUVEK in territories outside of the United States, major European markets, and Japan.
Net VYJUVEK product revenue was $116.4 million for the three months ended March 31, 2026, and $846.7 million in cumulative net product revenue since our first launch of VYJUVEK in the United States in 2023.
Gross margin for the three months ended March 31, 2026 was 95%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.

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
B-VEC has been applied topically to the eye of one DEB patient with severe cicatrizing conjunctivitis under a compassionate use protocol. The clinical observations of this compassionate use case were published in the New England Journal of Medicine in February 2024. Regular eye drop administration of B-VEC was well tolerated by the patient with no drug-related adverse events noted. Full corneal healing was observed at three months, as well as significant visual acuity improvement from hand motion to 20/25 by eight months.
In June 2025, we announced that we dosed the first patient in IOLITE, an intra-patient, double-blind, placebo-controlled, multicenter Phase 3 registrational study with a crossover design to evaluate KB803 for the treatment and prevention of corneal abrasions in DEB patients, six months of age or older. After observing a promising clinical safety profile in the initial patients treated with Krystal’s eye drop gene therapies, we modified the KB803 dosing schedule to reduce the potential impact of human error in eye drop administration. In April 2026, we completed study enrollment, with a total of 16 patients enrolled under the updated IOLITE protocol. We expect to report top-line results from IOLITE before the end of the year. The primary efficacy endpoint of the IOLITE study is the change in the average number of days per month with corneal abrasion symptoms while receiving KB803 versus placebo. Safety and secondary efficacy data, including weekly assessments of eye pain and monthly Epidermolysis Bullosa Eye Disease Index questionnaires, are being collected through to the end of the 24-week study period.
To enroll in IOLITE, patients first completed a 12-week run-in period in our natural history study, during which they reported the number of days they experienced symptoms of corneal abrasions. Additional details on both studies are available at www.clinicaltrials.gov under NCT identifiers NCT07016750 for IOLITE and NCT06563414 for the natural history study.

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
In July 2025, we announced that we dosed the first patient in EMERALD-1, a randomized, double-masked, multicenter, placebo-controlled study evaluating KB801, administered as an eye drop, for the treatment of NK. In October 2025, the FDA granted platform technology designation to the engineered HSV-1 viral vector used in KB801, a designation which affords development and manufacturing efficiencies for the development of KB801. Following receipt of this designation, we amended the EMERALD-1 protocol to enable the study to serve as a registrational trial supporting the potential registration of KB801. Under the updated protocol, we expect to enroll approximately 60 adult patients with Stage 2 or Stage 3 NK, as defined by the Mackie criteria, randomized 1:1 to receive either KB801 or placebo. The primary efficacy endpoint of EMERALD-1 is the proportion of patients with complete healing of corneal epithelium at eight weeks. Enrollment in EMERALD-1 is ongoing. We expect to complete enrollment and report top-line results from EMERALD-1 before the end of the year. More details of the EMERALD-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06999733.

Respiratory
KB407 for Cystic Fibrosis (“CF”)
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of CF, a serious rare lung disease caused by missing or mutated CFTR protein.
In July 2023, we announced that we had dosed the first patient in our Phase 1 CORAL-1 study, a multi-center, dose-escalation trial of KB407 in patients with CF that included molecular assessments of CFTR delivery and expression in the third and highest dose cohort. In December 2024, we announced an interim safety data update from the first two dose cohorts of CORAL-1 and, in January 2026, interim safety and molecular data updates from the third dose cohort. KB407 was generally well tolerated across all three dose cohorts, and molecular assessments by bronchoscopy confirmed the successful delivery and expression of wild-type CFTR protein in patient’s lungs, with broad airway distribution and confirmation of KB407 transduction in all six CF patients with successful bronchoscopies.
We are now working closely with the FDA and the Cystic Fibrosis Foundation (“CFF") on development pathways to support potential registration of KB407. In April 2026, the FDA also granted platform technology designation to the engineered HSV-1 viral vector used in KB407, affording the program the same potential development and manufacturing efficiencies as KB801.
Based on recent interactions with the FDA, we are initiating an open label, single-arm study to evaluate safety of repeat dose KB407 for 24 weeks in five patients with CF who are ineligible for, do not tolerate, or do not benefit from modulator therapy. We expect to dose the first patient in the open-label study later this month, complete enrollment in the second quarter of 2026, and report results before the end of the year. Details of the study can be found at www.clinicaltrials.gov under NCT identifier: NCT05504837. Concurrently, we are in discussions with the FDA and CFF regarding a potential innovative registrational study design and statistical analysis plan that explores using prospectively collected natural history data from the CFF to supplement placebo control data for evaluation of KB407 treatment effect. We expect to share the design and associated statistical analysis of the registrational study following alignment with the FDA, which is anticipated in the second half of 2026, and initiate the registrational study in 2027.
KB408 for Alpha-1 Antitrypsin Deficiency (“AATD”) Lung Disease
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the SERPINA1 transgene, that encodes for normal human alpha-1 antitrypsin (“AAT”) protein, for the treatment of AATD, a serious rare lung disease characterized by diminished or absent functional AAT protein in the lungs and unopposed neutrophil elastase activity resulting in progressive lung function decline.
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
In October 2025, the FDA cleared our investigational new drug application to evaluate KB111 in the clinic and, in January 2026, the FDA granted KB111 Fast Track Designation for the treatment of HHD. In April 2026, the FDA also granted platform technology designation to the engineered HSV-1 viral vector used in KB111, affording the program the same potential development and manufacturing efficiencies as KB801 and KB407.
We are currently developing an HHD-specific severity scale required for the clinical evaluation of KB111. We expect to complete development and validation of the scale in the first half of 2026. We also plan to initiate an open-label safety study later this month, HALITE-1, evaluating repeat dose KB111, administered once weekly for 12 weeks, in approximately seven patients with HHD. We expect to report HALITE-1 study results in the second half of 2026. We also plan to submit the results from HALITE-1 along with the registrational study design for discussions with the FDA in the second half of 2026 to enable a potential registrational study start in 2027.

Oncology
KB707 for Solid Tumors
KB707 is a redosable, immunotherapy designed to deliver transgenes encoding both human interleukin-2 and interleukin-12 to the tumor microenvironment and promote systemic immune-mediated tumor clearance. Two formulations of KB707 are in development, a solution formulation for transcutaneous injection and an inhaled (nebulized) formulation for lung delivery. Both intratumoral and inhaled KB707 have been granted Rare Pediatric Disease Designations and Fast Track Designations by the FDA. In February 2026, the FDA also granted Regenerative Medicine Advanced Therapy designation to KB707 for the treatment of advanced or metastatic non-small cell lung cancer (“NSCLC”).
We have prioritized development of the inhaled KB707 formulation for the treatment of NSCLC based on early evidence of efficacy from KYANITE-1, an open-label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating inhaled KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors of the lung. As of the latest data cut-off disclosed in June 2025, in an evaluable cohort of 11 patients with heavily pre-treated advanced NSCLC, we observed monotherapy activity with inhaled KB707 therapy, achieving an objective response rate of 36% and a disease control rate of 54%. Inhaled KB707 was also reported to be safe and generally well tolerated as monotherapy in the 39 patients included in the safety analysis. The majority of treatment-related adverse events have been mild to moderate in severity and transient with no Grade 4 or 5 adverse events observed.

We continue to enroll patients with advanced NSCLC in a cohort evaluating a fixed dose of inhaled KB707 in combination with chemotherapy in patients with advanced NSCLC and expect to report additional interim efficacy data from KYANITE-1, as well as potential registrational study plans for inhaled KB707, later this year. Details of the KYANITE-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.
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
Jeune’s lead clinical program, KB304, is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the COL3A1 transgene and one copy of the ELN transgene to address various signs of skin aging including elasticity loss. In July 2025, Jeune announced positive safety and efficacy results, including significant improvements in key skin aesthetic attributes such as wrinkles and elasticity, in PEARL-2, a 2:1 randomized, double-blind, placebo-controlled Phase 1 study evaluating KB304, for the treatment of wrinkles of the décolleté.
Based on the broad aesthetic improvements observed in PEARL-2, Jeune is progressing KB304 into a Phase 2 study for the treatment of wrinkles of the décolleté. In support of the Phase 2 study, Jeune developed and validated a décolleté-specific photonumeric scale (“JDWS”) which was submitted to the FDA in the second half of 2025. Jeune has aligned with the FDA on the JDWS and expects to initiate the Phase 2 study in 2027.
Financial Overview
Product Revenue, Net
After FDA approval of VYJUVEK in May 2023, we launched VYJUVEK in the United States in 2023, in Germany in August 2025, and in France and Japan in October 2025. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of sales of VYJUVEK.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no material changes during the three months ended March 31, 2026 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in the 2025 10-K.
Results of Operations
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
Product revenue, net	$116,357	$88,183	$28,174	32%
Operating expenses
Cost of goods sold	6,323	5,028	1,295	26%
Research and development	15,331	14,256	1,075	8%
Selling, general and administrative	41,014	32,647	8,367	26%
Total operating expenses	62,668	51,931	10,737	21%
Income from operations	53,689	36,252	17,437	48%
Other income
Interest and other income, net	7,753	7,345	408	6%
Income before income taxes	61,442	43,597	17,845	41%
Income tax expense	(5,510)	(7,864)	2,354	(30)%
Net income	$55,932	$35,733	$20,199	57%
Product Revenue, Net
Product revenue, net was $116.4 million for the three months ended March 31, 2026, as compared to $88.2 million for the three months ended March 31, 2025. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior year, primarily due to continued growth in our Europe and Japan markets.

Cost of Goods Sold
Cost of goods sold was $6.3 million for the three months ended March 31, 2026, as compared to $5.0 million for the three months ended March 31, 2025, representing an increase in units of VYJUVEK sold.
Research and Development Expenses
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
B-VEC	$547	$1,973	$(1,426)	(72)%
KB111	992	27	965	3574%
KB304	3	242	(239)	(99)%
KB407	762	349	413	118%
KB408	143	298	(155)	(52)%
KB707	2,432	2,738	(306)	(11)%
KB801	787	454	333	73%
KB803	1,142	486	656	135%
Other programs	736	692	44	6%
Stock-based compensation	2,177	2,469	(292)	(12)%
Other unallocated expenses(1)	5,610	4,528	1,082	24%
Research and development expense	$15,331	$14,256	$1,075	8%

(1)Other unallocated expenses consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
Research and development expenses increased by $1.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in research and development expenses was primarily attributable to:
•a net increase of $0.9 million in unallocated materials and other support costs for our pipeline products; and
•a net increase of $0.8 million in R&D payroll and manufacturing costs driven by the timing of production runs across our product candidates and programs, mainly due to an increase in KB111, KB407, and KB803, partially offset by a decrease in B-VEC.
These increases were partially offset by:
• a decrease of $0.4 million in B-VEC regulatory fees due to timing of international expansion.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.4 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily driven by the following:
•an increase of $3.8 million in payroll costs, including stock-based compensation;
•an increase of $2.3 million in costs related to our global commercialization efforts; and
•an increase of $2.0 million in professional services, including legal and consulting fees.
Interest and Other Income, Net
Interest and other income, net was $7.8 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments as well as the effects of foreign exchange rates.
Income Tax Expense
Income tax expense was $5.5 million and $7.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively, which relates to state, federal and foreign income taxes.

Liquidity and Capital Resources
Overview
As of March 31, 2026, our cash, cash equivalents and short-term investments balance was approximately $823.4 million, and we had a retained earnings balance of $80.1 million. We believe that our cash, cash equivalents and short-term investments as of March 31, 2026 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
Costs related to clinical trials can be unpredictable and, therefore, there can be no guarantee that we will have sufficient capital to fund the continued or planned pre-clinical and clinical studies for our product candidates or our operations. Further, we expect our future revenue to fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of any product sales. While we are in the process of building out our internal vector manufacturing capacity, some of our manufacturing activities will be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations to carry out some of our clinical development activities. As we seek to obtain regulatory approval for our product candidates and prepare for product sales, marketing, commercial manufacturing, packaging, labeling and distribution, we expect to continue to incur significant manufacturing and commercialization expenses. Our funds may not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch our product candidates. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we may be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Net cash provided by operating activities	$80,382	$30,969
Net cash (used in) investing activities	(63,583)	(54,769)
Net cash (used in) financing activities	(10,459)	(12,466)
Effect of exchange rate changes on cash and cash equivalents	(1,331)	171
Net increase (decrease) in cash	$5,009	$(36,095)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $80.4 million and $31.0 million, respectively. Increase in operating cash flows was driven by a $31.3 million impact of changes in accrued legal settlement due to the final payment of the PeriphaGen settlement in the first quarter of 2025 and a $20.2 million increase in net income primarily due to increased revenue, partially offset by increased operating expenses.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $63.6 million and $54.8 million, respectively. The increase in cash used in investing activities was driven by increased purchases of investments of $22.2 million, partially offset by increased maturities of investments of $14.8 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 and 2025 was $10.5 million and $12.5 million, respectively. The decrease in cash used in financing activities was primarily driven by a $5.0 million increase in proceeds from exercise of stock options and $1.8 million decrease in taxes paid related to settlement of restricted stock awards, offset by $4.8 million increase in taxes paid for employee tax withholding related to restricted stock units.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $823.4 million as of March 31, 2026, which consisted primarily of money market funds, commercial paper, corporate bonds and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our financial position would be materially affected by an immediate change of 0.5% in interest rates.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For discussion regarding legal proceedings, please refer to Note 7 of the notes to the consolidated financial statements in the 2025 10-K and Note 7 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
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
ITEM 1A.    RISK FACTORS
The Company’s business, reputation, results of operations, financial condition, and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 10-K under the heading “Risk Factors.” There have been no material changes to the Company’s risk factors since the 2025 10-K was filed with the SEC on February 17, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
On February 3, 2026, John Thomas, our Executive Vice President, General Counsel, and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (the “Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 1,903 shares of our common stock, subject to certain conditions. The end date of the Trading Plan is December 31, 2026, subject to early termination in accordance with the terms of the Trading Plan, including upon completion of the sale of all of the shares of our common stock subject to the Trading Plan.
On March 9, 2026, Daniel Janney, one of our directors, terminated a Rule 10b5-1 trading arrangement that was originally adopted on November 25, 2025. The Rule 10b5-1 trading arrangement was terminated during the Company’s unrestricted trading window and at a time when Mr. Janney was not in possession of material, non-public information about the Company. 71,964 shares of our common stock were sold under the Rule 10b5-1 trading arrangement prior to termination of the arrangement.
During the three months ended March 31, 2026, other than as set forth above, no other director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    EXHIBITS

Exhibit Number

10.1	Employment Agreement dated September 1, 2021, by and between Krystal Biotech, Inc. and John Thomas.
10.2	Employment Agreement dated January 4, 2022, by and between Krystal Biotech Switzerland, GmbH and Laurent Goux.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2026, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: May 4, 2026	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: May 4, 2026	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)