Form 10-Q
period 2026-06-30
Krystal Biotech, Inc.
filed 2026-08-03
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2026, there were 29,598,836 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$427,740	$496,304
Short-term investments	417,891	331,487
Accounts receivable, net	138,662	127,425
Inventory	45,556	40,475
Prepaid taxes	15,308	14,006
Prepaid expenses and other current assets	14,491	14,905
Total current assets	1,059,648	1,024,602
Property and equipment, net	153,775	150,776
Long-term investments	257,291	128,066
Right-of-use assets	6,826	7,239
Deferred tax asset, net of valuation allowance	22,824	22,824
Other non-current assets	284	287
Total assets	$1,500,648	$1,333,794
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,544	$3,238
Current portion of lease liability	1,808	1,771
Accrued rebates	83,480	58,181
Accrued expenses and other current liabilities	35,565	39,752
Total current liabilities	127,397	102,942
Lease liability	7,045	7,568
Other long-term liabilities	7,080	3,724
Total liabilities	141,522	114,234
Commitments and contingencies (see note 7)
Stockholders’ equity
Common stock; $0.00001 par value; 80,000 shares authorized as of June 30, 2026 and December 31, 2025; 29,596 and 29,192 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	1,228,598	1,194,261
Accumulated other comprehensive (loss) gain	(4,335)	1,136
Retained earnings	134,863	24,163
Total stockholders’ equity	1,359,126	1,219,560
Total liabilities and stockholders’ equity	$1,500,648	$1,333,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Product revenue, net	$119,222	$96,042	$235,579	$184,225
Operating expenses
Cost of goods sold	6,437	7,165	12,760	12,193
Research and development	14,518	14,410	29,849	28,666
Selling, general and administrative	39,850	35,068	80,863	67,714
Total operating expenses	60,805	56,643	123,472	108,573
Income from operations	58,417	39,399	112,107	75,652
Other income
Interest and other income, net	7,662	7,376	15,414	14,720
Income before income taxes	66,079	46,775	127,521	90,372
Income tax expense	(11,311)	(8,442)	(16,821)	(16,305)
Net income	54,768	38,333	110,700	74,067
Unrealized (loss) gain on available-for-sale securities	(1,213)	(158)	(2,790)	186
Foreign currency translation	(1,499)	925	(2,681)	1,161
Comprehensive income	$52,056	$39,100	$105,229	$75,414

Net income per common share:
Basic	$1.85	$1.33	$3.76	$2.57
Diluted	$1.79	$1.29	$3.62	$2.48

Weighted-average common shares outstanding:
Basic	29,529	28,910	29,409	28,863
Diluted	30,657	29,749	30,584	29,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2026	29,192	$—	$1,194,261	$1,136	$24,163	$1,219,560
Issuance of common stock upon exercise of stock options	145	—	6,501	—	—	6,501
Vesting of restricted stock units, net of shares withheld for taxes	100	—	(16,960)	—	—	(16,960)
Stock-based compensation	—	—	14,455	—	—	14,455
Unrealized loss on investments	—	—	—	(1,577)	—	(1,577)
Foreign currency translation	—	—	—	(1,182)	—	(1,182)
Net income	—	—	—	—	55,932	55,932
Balances as of March 31, 2026	29,437	—	$1,198,257	$(1,623)	$80,095	$1,276,729
Issuance of common stock upon exercise of stock options	158	—	15,161	—	—	15,161
Vesting of restricted stock units, net of shares withheld for taxes	1	—	(108)	—	—	(108)
Stock-based compensation	—	—	15,288	—	—	15,288
Unrealized loss on investments	—	—	—	(1,213)	—	(1,213)
Foreign currency translation	—	—	—	(1,499)	—	(1,499)
Net income	—	—	—	—	54,768	54,768
Balances as of June 30, 2026	29,596	—	$1,228,598	$(4,335)	$134,863	$1,359,126

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares		Amount
Balances as of January 1, 2025	28,794		—		$1,127,238		$(190)	$(180,668)	$946,380
Issuance of common stock upon exercise of stock options	17		—		1,462		—	—	1,462
Vesting of restricted stock units, net of shares withheld for taxes	98		—		(12,116)		—	—	(12,116)
Shares of restricted stock awards surrendered for taxes	(10)		—		(1,812)		—	—	(1,812)
Stock-based compensation	—		—		14,447			—	14,447
Unrealized gain on investments	—		—		—		344	—	344
Foreign currency translation	—		—		—		236		236
Net income	—	—	—	—	—	—	—	35,733	35,733
Balances as of March 31, 2025	28,899		—		$1,129,219		$390	$(144,935)	$984,674
Issuance of common stock upon exercise of stock options	28		—		1,796		—	—	1,796
Stock-based compensation	—		—		15,077		—	—	15,077
Unrealized loss on investments	—		—		—		(158)	—	(158)
Foreign currency translation	—		—		—		925	—	925
Net income	—		—		—		—	38,333	38,333
Balances as of June 30, 2025	28,927		—		$1,146,092		$1,157	$(106,602)	$1,040,647
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating Activities
Net income	$110,700	$74,067
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,878	2,759
(Accretion) amortization on marketable securities	(1,324)	464
Amortization of operating lease right-of-use assets	414	418
Stock-based compensation expense, net	27,765	27,597
Realized gain on investments	(1,277)	(4,256)
Other, net	310	690
Changes in operating assets and liabilities
Accounts receivable, net	(11,915)	(6,693)
Inventory	(1,201)	(515)
Prepaid taxes	(1,302)	(948)
Prepaid expenses and other current assets	(1,892)	(2,009)
Lease liability	(486)	(258)
Other long-term liabilities	3,462	1,368
Accounts payable	4,079	5,029
Accrued rebates	25,834	14,834
Accrued expenses and other current liabilities	(874)	2,401
Accrued legal settlement	—	(31,250)
Net cash provided by operating activities	155,171	83,698

Investing Activities
Proceeds from disposal of assets	—	435
Purchases of property and equipment	(10,713)	(8,108)
Purchases of investments	(418,056)	(251,705)
Maturities of investments	203,602	194,084
Net cash (used in) investing activities	(225,167)	(65,294)

Financing Activities
Proceeds from exercise of stock options	21,662	3,258
Taxes paid for employee tax withholding related to restricted stock units	(17,068)	(12,116)
Taxes paid related to settlement of restricted stock awards	—	(1,812)
Net cash provided by (used in) financing activities	4,594	(10,670)

Effect of exchange rate changes on cash and cash equivalents	(3,162)	1,230

Net (decrease) increase in cash and cash equivalents	(68,564)	8,964

Cash and cash equivalents at beginning of period	496,304	344,865
Cash and cash equivalents at end of period	$427,740	$353,829

Supplemental Disclosures of Non-Cash Activities
Unpaid purchases of property and equipment	$443	$1,329
Initial recognition of right-of-use assets	$—	$1,794
Supplemental Cash Flow Information
Income taxes paid	$13,823	$13,858
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
Liquidity
As of June 30, 2026, the Company had a retained earnings balance of $134.9 million. Our operating profitability is dependent upon the continued successful commercialization of VYJUVEK®, our redosable gene therapy approved in the United States, European Union (“EU”), United Kingdom (“UK”), and Japan, as well as successful development, approval and commercialization of our product candidates. Management intends to fund future operations through its on hand cash and cash equivalents and revenue generated from the sale of VYJUVEK, and may also seek additional capital through arrangements with strategic partners, the sale of equity, debt financings or other sources.
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs in connection with, among other things, advancing its product pipeline, expanding its commercialization capabilities, and complying with EU post-authorization regulatory requirements and EU member state-specific pricing, reimbursement, and market access activities. The Company believes that its cash and cash equivalents and short-term investments of approximately $845.6 million as of June 30, 2026 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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

Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in the 2025 10-K. There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.
Recently Issued Accounting Pronouncements, Not Yet Adopted
There were no accounting pronouncements issued or adopted during the six months ended June 30, 2026 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard calls for enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its financial statement disclosures.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its financial statement disclosures.

3.    Product Revenue, Accounts Receivable and Reserves for Product Sales
The Company’s product revenue, net of sales discounts and allowances totaled $119.2 million and $96.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively and $235.6 million and $184.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Product revenue by significant geographic region is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$91,633	$96,042	$179,122	$184,225
Europe	19,283	—	39,960	—
Japan	8,306	—	16,497	—
Total product revenue, net	$119,222	$96,042	$235,579	$184,225
The Company’s accounts receivable, net balance relating to VYJUVEK sales was $138.7 million as of June 30, 2026 and $127.4 million as of December 31, 2025. Accounts receivable, net from the Company’s customers who individually accounted for 10% or more of accounts receivable, net consisted of the following:

	Percent of Accounts Receivable, Net
	June 30, 2026	December 31, 2025
Customer A	54%	66%
Customer B	18%	14%
All other single customers represent less than 10% of outstanding accounts receivable, net as of June 30, 2026 and December 31, 2025, respectively.
The following table summarizes changes in allowances and discounts for the six months ended June 30, 2026:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2025	$61,905	$5,834	$378	$68,117
Provisions	48,869	6,138	201	55,208
Payments/Credits	(21,390)	(7,322)	(456)	(29,168)
Balance as of June 30, 2026	$89,384	$4,650	$123	$94,157

Rebates are included in accrued rebates and other long-term liabilities on the condensed consolidated balance sheets. Other long-term liabilities are comprised of $5.9 million and $3.7 million of long-term accrued rebates as of June 30, 2026 and December 31, 2025, respectively. Prompt pay discount is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Other accruals are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Provisions for rebates, prompt pay discounts and other accruals are recorded as reductions to product revenue, net on the condensed consolidated statements of operations and comprehensive income.
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
For the three months ended June 30, 2026 and 2025, respectively, there were 305 thousand and 604 thousand common stock equivalents outstanding in the form of stock options and zero and 275 thousand in unvested restricted stock, that have each been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.
For the six months ended June 30, 2026 and 2025, respectively, there were 234 thousand and 520 thousand common stock equivalents outstanding in the form of stock options and zero and 89 thousand in unvested restricted stock, that have each been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$54,768	$38,333	$110,700	$74,067
Denominator:
Weighted-average basic common shares	29,529	28,910	29,409	28,863
Dilutive effect of stock options and unvested restricted stock	1,128	839	1,175	956
Weighted-average diluted common shares	30,657	29,749	30,584	29,819

Net income per common share—basic	$1.85	$1.33	$3.76	$2.57
Net income per common share—diluted	$1.79	$1.29	$3.62	$2.48

5.    Fair Value Instruments
The following tables show the Company’s cash and cash equivalents and available-for-sale securities by significant investment category as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$427,740	$—	$—	$427,740	$427,740	$—	$—
Subtotal	427,740	—	—	427,740	427,740	—	—
Level 2:
Corporate bonds	351,823	45	(729)	351,139	—	233,219	117,920
U.S. government agency securities	324,968	45	(970)	324,043	—	184,672	139,371
Subtotal	676,791	90	(1,699)	675,182	—	417,891	257,291
Total	$1,104,531	$90	$(1,699)	$1,102,922	$427,740	$417,891	$257,291

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$496,304	$—	$—	$496,304	$496,304	$—	$—
Subtotal	496,304	—	—	496,304	496,304	—	—
Level 2:
Commercial paper	12,887	2	(1)	12,888	—	12,888	—
Corporate bonds	211,268	535	(6)	211,797	—	142,801	68,996
U.S. government agency securities	234,216	653	(1)	234,868	—	175,798	59,070
Subtotal	458,371	1,190	(8)	459,553	—	331,487	128,066
Total	$954,675	$1,190	$(8)	$955,857	$496,304	$331,487	$128,066

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$15,259	$15,938
Work-in-process	20,937	15,224
Finished goods	9,360	9,313
Inventory	$45,556	$40,475

Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Building and building improvements	$109,405	$109,242
Manufacturing equipment	30,864	29,279
Leasehold improvements	31,661	27,227
Construction in progress	9,531	8,108
Laboratory equipment	3,879	3,490
Computer equipment and software	2,616	2,559
Furniture and fixtures	2,191	2,152
Total property and equipment	190,147	182,057
Accumulated depreciation	(36,372)	(31,281)
Property and equipment, net	$153,775	$150,776
Depreciation expense was $1.4 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense capitalized into inventory was $1.2 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Accrued taxes	14,810	10,919
Accrued payroll and benefits	6,925	11,457
Accrued professional fees	4,842	5,936
Accrued preclinical and clinical expenses	4,780	4,667
Other current liabilities	3,428	3,579
Accrued inventory	640	1,005
Accrued construction in progress	140	2,189
Accrued expenses and other current liabilities	$35,565	$39,752
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company incurred research and development expenses related to commitments under these agreements of $2.4 million and $2.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $4.9 million and $4.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Legal Proceedings
In the ordinary course of business, the Company is subject from time to time to various proceedings, lawsuits, disputes, or claims. In accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), the Company accrues a liability for legal contingencies when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If there is at least a reasonable possibility that a loss may be incurred, ASC 450 requires disclosure of a loss contingency.

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
On September 18, 2025, a stockholder filed a derivative complaint in the Court of Chancery of the State of Delaware, naming the Company’s directors as defendants and the Company as a nominal defendant. The complaint alleged claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegedly excessive non-employee director compensation in each of 2021 through 2024. The parties have entered into a settlement agreement, which was filed with the Court and is subject to Court approval following a fairness hearing scheduled for September 14, 2026. If the Court approves the settlement, the Company will adopt, implement, and maintain certain corporate governance reforms for a period of five (5) years. The Company has recorded a liability for the plaintiff’s attorneys fees and expenses (i.e., the settlement amount), which is not material to the condensed consolidated financial statements.
On May 29, 2026, Jonathan Forman filed a lawsuit against the Company in the United States District Court for the District of Delaware (Docket No. 1:26-cv-00628) asserting claims for correction of inventorship, under 35 U.S.C. § 256, of U.S. Patent No. 10,829,529 and U.S. Patent No. 12,522,636 (together, the “Patents”), which relate to compositions and methods for delivering CFTR polypeptides and which the plaintiff alleges are embodied in the Company’s KB407 product candidate for the treatment of cystic fibrosis. The plaintiff alleges that he conceived of, and contributed to, the inventions claimed in the Patents and that he was erroneously omitted as a named inventor on the Patents. In addition to the correction of inventorship, the plaintiff is seeking his attorneys’ fees and his cost and expenses. The Company believes the plaintiff’s claims are without merit and intends to defend the matter vigorously. The Company is unable to estimate the possible loss or range of losses, if any, that may result from the matter.
8.    Leases
As of June 30, 2026, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2026 (remaining six months)	$945
2027	1,919
2028	1,954
2029	1,990
2030	2,016
Thereafter	7,279
Future minimum operating lease payments	16,103
Less: Interest	(7,250)
Present value of lease liability	$8,853
As of June 30, 2026 and December 31, 2025, the Company’s weighted-average remaining lease term for operating leases was 9.8 years and 10.1 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.7% as of June 30, 2026 and December 31, 2025.
The components of the Company’s lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$366	$388	$777	$814
Variable lease expense	55	56	118	119
Total lease expense	$421	$444	$895	$933

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
Shares of common stock remaining available for grant under the Plan were approximately 1.6 million as of June 30, 2026.
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2025	2,030,417	$99.45	6.8	$298,662
Granted	323,080	$280.66
Exercised	(302,747)	$71.55
Cancelled or forfeited	(75,646)	$162.08
Outstanding as of June 30, 2026	1,975,104	$130.97	7.0	$475,417
Exercisable as of June 30, 2026	1,193,485	$82.51	5.8	$345,113
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2025 and June 30, 2026 and the exercise price of outstanding in-the-money options on the respective date.
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
(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2024 and June 30, 2025 and the exercise price of outstanding in-the-money options on the respective date.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $30.4 million and $2.0 million during the three months ended June 30, 2026 and 2025, respectively, and $62.5 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively.
The weighted-average grant-date fair value per share of options granted to employees and directors was $196.07 and $87.69 during the three months ended June 30, 2026 and 2025, respectively, and $178.27 and $109.93 for the six months ended June 30, 2026 and 2025, respectively.
There was $90.6 million of unrecognized stock-based compensation expense related to employees’ and directors’ options that is expected to be recognized over a weighted-average period of 3.1 years as of June 30, 2026.

Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Six Months Ended June 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs, beginning of period	331,574	$152.97	308,096	$135.22
Granted	96,522	$275.69	133,756	$178.66
Vested	(106,567)	$143.58	(84,124)	$129.58
Forfeited	(17,038)	$167.39	(18,850)	$148.92
Non-vested RSUs, end of period	304,491	$194.35	338,878	$153.01
There was $51.9 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 2.9 years as of June 30, 2026.
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
There was $10.7 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 2.7 years as of June 30, 2026.
Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to its stock options, RSUs and PSUs in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	2,463	2,627	4,640	5,096
Selling, general and administrative	11,693	11,492	23,125	22,501
Total stock-based compensation	$14,156	$14,119	$27,765	$27,597
The Company capitalized into inventory stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK of $1.1 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.

10.    Income Taxes
The Company recorded an income tax expense of $11.3 million and $16.8 million for the three and six months ended June 30, 2026, respectively. The tax expense for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual effective tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company recorded an income tax expense of $8.4 million and $16.3 million for the three and six months ended June 30, 2025, respectively.
We monitor the realizability of our deferred tax assets taking into consideration all relevant factors at each reporting period. As of June 30, 2026, except for certain state net operating loss carryforward and tax credit carryforward, we do not have valuation allowance against deferred tax assets. We continue to maintain a full valuation allowance against certain state attributes as of June 30, 2026, because we concluded they are not more likely than not to be realized as we expect certain state attribute generation in future years to exceed our ability to use these deferred tax assets.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Product revenue, net	$119,222	$96,042	$235,579	$184,225
Cost of goods sold	6,437	7,165	12,760	12,193
Gross margin	95%	93%	95%	93%
B-VEC	1,539	2,378	2,100	4,353
KB111	357	704	1,339	735
KB304	26	424	29	667
KB407	520	307	1,278	655
KB408	152	219	295	516
KB707	2,998	2,413	5,435	5,147
KB801	1,214	426	2,006	879
KB803	487	408	1,618	894
Other product candidates	745	626	1,481	1,317
Other research and development costs (1)	6,480	6,505	14,268	13,503
Total research and development	14,518	14,410	29,849	28,666
Selling, general and administrative	39,850	35,068	80,863	67,714
Income from operations	$58,417	$39,399	$112,107	$75,652

Other income
Interest and other income, net	7,662	7,376	15,414	14,720
Income before income taxes	$66,079	$46,775	$127,521	$90,372
Income tax expense	(11,311)	(8,442)	(16,821)	(16,305)
Net income	$54,768	$38,333	$110,700	$74,067
(1)Includes stock-based compensation and other unallocated expenses which consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
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
Forward-looking statements appearing in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:
•our commercialization plans in the United States, the European Union (the “EU”), Japan, the United Kingdom (the “UK”), and elsewhere for our first commercial product, VYJUVEK (beremagene geperpavec-svdt) for the treatment of dystrophic epidermolysis bullosa (“DEB”), including timing of pricing negotiations and potential commercial launches;
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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Part I, Item 1A of the 2025 Form 10-K and other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.
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
Our Commercial Product
VYJUVEK (beremagene geperpavec-svdt, or B-VEC)
VYJUVEK is a non-invasive, topical, redosable gene therapy approved in the United States, the EU, the UK, and Japan for the treatment of DEB, a rare and severe monogenic disease that affects the skin and mucosal tissues and is caused by one or more mutations in a gene called COL7A1. VYJUVEK is designed to deliver two copies of the COL7A1 gene when applied directly to DEB wounds, providing the patient’s skin cells the template to make normal type VII collagen protein and thereby addressing the fundamental disease-causing mechanism.
VYJUVEK was first approved by the United States Food and Drug Administration (“FDA”) in May 2023 for the treatment of wounds in patients, six months of age or older, suffering from DEB, making it the first and only corrective medicine approved by the FDA for the treatment of both recessive and dominant subtypes of DEB. In September 2025, the FDA approved a label update for VYJUVEK that expanded the treatment eligible population to include DEB patients from birth and provided patients with greater dosing flexibility, including the option for VYJUVEK to be applied by a healthcare professional, caregiver, or directly by the patient themselves, either at home or in a healthcare setting.
VYJUVEK was approved in Japan and the EU in 2025 and, in May 2026, received approval in the UK, making it the first and only corrective therapy approved for the treatment of DEB in each of those markets. All three approvals include flexible dosing options with the potential for patient or caregiver administration in the home setting.
We possess exclusive rights to develop, manufacture, and commercialize VYJUVEK throughout the world. We are commercializing VYJUVEK directly in the United States, major European markets, and Japan, and are building a specialty distributor network to support the commercialization of VYJUVEK outside of our direct markets.
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
We are also advancing pricing discussions across Europe and the UK, including discussions with Italian and Spanish reimbursement authorities to enable potential launches in both Italy and Spain in the second half of 2026. The timing of additional launches is uncertain and will depend on the cadence and outcomes of ongoing and planned regulatory interaction and pricing negotiations.
We are preparing multiple additional marketing authorization applications for VYJUVEK, including for Switzerland and Australia, which we expect to submit in the second half of 2026.
Net VYJUVEK product revenue was $119.2 million for the three months ended June 30, 2026, and $965.9 million in cumulative net product revenue since our first launch of VYJUVEK in the United States in 2023.
Gross margin for the three months ended June 30, 2026 was 95%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.

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
In July 2025, we announced that we dosed the first patient in EMERALD-1, a randomized, double-masked, multicenter, placebo-controlled study evaluating KB801, administered as an eye drop, for the treatment of NK. In October 2025, the FDA granted platform technology designation to the engineered HSV-1 viral vector used in KB801, a designation which affords development and manufacturing efficiencies for the development of KB801. Following receipt of this designation, we amended the EMERALD-1 protocol to enable the study to serve as a registrational trial supporting the potential registration of KB801. Under the updated protocol, we expect to enroll approximately 60 adult patients with Stage 2 or Stage 3 NK, as defined by the Mackie criteria, randomized 1:1 to receive either KB801 or placebo. The primary efficacy endpoint of EMERALD-1 is the proportion of patients with complete healing of corneal epithelium at eight weeks. Enrollment in EMERALD-1 is ongoing. We expect to complete enrollment before the end of the year. More details of the EMERALD-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06999733.

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
We are now working closely with the FDA, the Cystic Fibrosis Foundation (“CFF"), and the CF Therapeutics Development Network Coordinating Center at Seattle Children’s Research Institute (“TDNCC”) on development pathways to support potential registration of KB407.
Based on our interactions with the FDA, we initiated an open label, single-arm study to evaluate the safety of repeat dose KB407 for 24 weeks in five patients with CF who are ineligible for, do not tolerate, or do not benefit from modulator therapy. Enrollment in the study is ongoing. We expect to complete enrollment and report interim results before the end of the year. Details of the study can be found at www.clinicaltrials.gov under NCT identifier: NCT05504837. Concurrently, we are in discussions with the FDA, CFF, and TDNCC regarding a potential innovative registrational study design and statistical analysis plan that explores using prospectively collected natural history data from the CFF and TDNCC to supplement placebo control data for evaluation of KB407 treatment effect. We expect to share the design and associated statistical analysis of the registrational study following alignment with the FDA, which is anticipated in the second half of 2026, and initiate the registrational study in 2027.
In April 2026, the FDA also granted platform technology designation to the engineered HSV-1 viral vector used in KB407, affording the program the same potential development and manufacturing efficiencies as KB801.
KB408 for Alpha-1 Antitrypsin Deficiency (“AATD”) Lung Disease
KB408 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the serpin family A member 1 (“SERPINA1”) transgene, that encodes for normal human alpha-1 antitrypsin (“AAT”) protein, for the treatment of AATD, a serious rare lung disease characterized by diminished or absent functional AAT protein in the lungs and unopposed neutrophil elastase activity resulting in progressive lung function decline.
In February 2024, we announced that we dosed the first patient in SERPENTINE-1, a Phase 1, open-label, dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a Pi*ZZ or a Pi*ZNull genotype. In December 2024, we announced an interim clinical update from the first two dose escalation cohorts of SERPENTINE-1. Inhaled KB408 was safe and well-tolerated at both tested dose levels and clear evidence of successful SERPINA1 delivery and AAT expression was observed in both patients that underwent bronchoscopies. We have since confirmed SERPINA1 delivery and functional AAT expression in a third patient dosed with KB408 in Cohort 2 and amended the SERPENTINE-1 protocol to investigate repeat dosing at the Cohort 2 dose level (the repeat dose cohort now referred to as “Cohort 2B”). A total of five patients were dosed in Cohort 2 of which three underwent bronchoscopy. The first patient in Cohort 2B was dosed in August 2025 and enrollment in this repeat dose cohort is ongoing. We expect to report interim safety and SERPINA1 delivery data from the repeat dose Cohort 2B in 2027. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier: NCT06049082.

Dermatology
KB111 for Hailey-Hailey Disease (“HHD”)
KB111 is a topical gel formulation of our novel vector designed to deliver two copies of the calcium-transporting ATPase type 2C member 1 (“ATP2C1”) transgene for the treatment of HHD, a serious and rare monogenic skin disorder characterized by painful rash and blistering in skin folds and linked to low ATP2C1 expression levels in keratinocytes.
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

We have developed and are currently validating an HHD-specific severity scale required for the clinical evaluation of KB111. We have also initiated an open label, single-arm study, HALITE-1, to evaluate the safety of repeat dose KB111, administered once weekly for 12 weeks, in approximately seven patients with HHD. Enrollment in HALITE-1 is ongoing. Details of the study can be found at www.clinicaltrials.gov under NCT identifier: NCT07717346. We expect to complete enrollment and report HALITE-1 interim study results before the end of the year. We plan to submit the results from HALITE-1 along with the registrational study design and scale for discussions with the FDA before year end to enable a potential registrational study start in 2027.

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
Inhaled KB707 for NSCLC
We are developing inhaled KB707 for the treatment of NSCLC based on early evidence of efficacy from KYANITE-1, an open label, multi-center, dose escalation and expansion Phase 1/2 study, evaluating inhaled KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors of the lung. In June 2025, we disclosed our most recent clinical update on patients treated with inhaled KB707 as monotherapy in KYANITE-1. In an evaluable cohort of 11 patients with heavily pre-treated advanced NSCLC, patients treated with inhaled KB707 as monotherapy achieved an objective response rate (“ORR”) of 36% and a disease control rate (“DCR”) of 54%. Inhaled KB707 was also reported to be safe and generally well tolerated as monotherapy in the 39 patients included in the safety analysis. The majority of treatment-related adverse events were mild to moderate in severity and transient with no Grade 4 or 5 adverse events observed. In May 2026, we disclosed interim clinical results from a KYANITE-1 dose expansion cohort evaluating the safety and efficacy of inhaled KB707 plus pembrolizumab in patients with advanced NSCLC. The safety analysis included 21 patients who received at least one dose of the combination regimen of which 16 patients were also evaluable for efficacy. The combination regimen was well tolerated and effective in a late-line setting, achieving an ORR of 31% and a DCR of 75%. Responses were also durable with median duration of response and progression free survival not reached as of data cut-off.
Enrollment is ongoing in the final dose expansion cohort of KYANITE-1 evaluating a fixed dose of inhaled KB707 in combination with chemotherapy in patients with advanced NSCLC. We expect to complete enrollment later this year and report updated interim clinical results, as well as potential registrational study plans, in the first half of 2027. Details of the KYANITE-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.
Intratumoral KB707 for Gorlin Syndrome
After detecting promising early efficacy signals among basal cell carcinoma (“BCC”) patients treated with the lowest dose of intratumoral KB707 in the dose escalation phase of OPAL-1, our open label, multi-center, dose escalation and expansion Phase 1/2 study, we expanded the scope of the study to evaluate the safety and efficacy of this intratumoral KB707 dose in the treatment of patients with Gorlin syndrome. Gorlin syndrome is a rare genetic disease characterized by a significantly increased risk of developing BCC. Patients with Gorlin syndrome may have hundreds of BCCs over their lifetimes requiring frequent and potentially disfiguring surgeries. We have enrolled three patients with Gorlin syndrome in OPAL-1 and expect to provide an interim clinical update on these patients as well as outline potential development plans for intratumoral KB707 for the treatment of Gorlin syndrome later this year. Details of the OPAL-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT05970497.

Aesthetics
In addition to focusing on genetic medicines to treat patients with diseases with high unmet medical needs, we are leveraging the ability of our platform to deliver proteins of interest to cells in the skin in the context of aesthetic medicine via our wholly-owned subsidiary, Jeune Aesthetics, Inc. (“Jeune”).
Jeune’s lead clinical program, KB304, is a solution formulation of our novel vector for intradermal injection designed to deliver two copies of the collagen type III alpha 1 chain transgene and one copy of the elastin transgene to address various signs of skin aging including elasticity loss. In July 2025, Jeune announced positive safety and efficacy results, including significant improvements in key skin aesthetic attributes such as wrinkles and elasticity, in PEARL-2, a 2:1 randomized, double-blind, placebo-controlled Phase 1 study evaluating KB304, for the treatment of wrinkles of the décolleté.

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

Financial Overview
Product Revenue, Net
After FDA approval of VYJUVEK in May 2023, we launched VYJUVEK in the United States in 2023, in Germany in August 2025 and in France and Japan in October 2025. Our future revenue will fluctuate from quarter to quarter for many reasons, including the uncertain timing and amount of sales of VYJUVEK.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no material changes during the six months ended June 30, 2026 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in the 2025 10-K.
Results of Operations
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
Product revenue, net	$119,222	$96,042	$23,180	24%
Operating expenses
Cost of goods sold	6,437	7,165	(728)	(10)%
Research and development	14,518	14,410	108	1%
Selling, general and administrative	39,850	35,068	4,782	14%
Total operating expenses	60,805	56,643	4,162	7%
Income from operations	58,417	39,399	19,018	48%
Other income
Interest and other income, net	7,662	7,376	286	4%
Income before income taxes	66,079	46,775	19,304	41%
Income tax expense	(11,311)	(8,442)	(2,869)	34%
Net income	$54,768	$38,333	$16,435	43%
Product Revenue, Net
Product revenue, net was $119.2 million for the three months ended June 30, 2026, as compared to $96.0 million for the three months ended June 30, 2025. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior year, primarily due to launches in our Europe and Japan markets, partially offset by a reduction in United States VYJUVEK sales.
Cost of Goods Sold
Cost of goods sold was $6.4 million for the three months ended June 30, 2026, as compared to $7.2 million for the three months ended June 30, 2025. The decrease was driven by manufacturing process optimizations that resulted in lower average costs per unit partially offset by an increase in VYJUVEK sales.

Research and Development Expenses
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
B-VEC	$1,539	$2,378	$(839)	(35)%
KB111	357	704	(347)	(49)%
KB304	26	424	(398)	(94)%
KB407	520	307	213	69%
KB408	152	219	(67)	(31)%
KB707	2,998	2,413	585	24%
KB801	1,214	426	788	185%
KB803	487	408	79	19%
Other product candidates	745	626	119	19%
Stock-based compensation	2,463	2,627	(164)	(6)%
Other unallocated expenses(1)	4,017	3,878	139	4%
Research and development expense	$14,518	$14,410	$108	1%

(1)Other unallocated expenses consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
Research and development expenses increased by $0.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in research and development expenses was primarily attributable to:
•a net increase of $0.8 million in clinical development costs, primarily due to increased costs for KB407, KB707, KB801, and KB803 partially offset by a decrease in KB304 costs; and
•an increase of $0.5 million in unallocated materials and other support costs for our product candidates.
These increases were partially offset by:
•a net decrease of $0.5 million in research and development payroll and manufacturing costs driven by the timing of production runs across our product candidates, mainly due to a decrease in B-VEC, KB111 and other unallocated expenses, partially offset by increases in KB707 and KB801; and
•a decrease of $0.4 million in B-VEC pre-commercialization regulatory fees.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.8 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily driven by the following:
•an increase of $2.5 million in payroll costs, including stock-based compensation;
•an increase of $1.4 million in other general and administrative costs primarily related to $0.6 million in travel and conferences and $0.3 million in subscriptions; and
•an increase of $1.0 million in selling expenses.
Interest and Other Income, Net
Interest and other income, net was $7.7 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments as well as the effects of foreign exchange rates.
Income Tax Expense
Income tax expense was $11.3 million and $8.4 million for the three months ended June 30, 2026 and June 30, 2025, respectively, which relates to state, federal and foreign income taxes.

Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
Product revenue, net	$235,579	$184,225	$51,354	28%
Expenses
Cost of goods sold	12,760	12,193	567	5%
Research and development	29,849	28,666	1,183	4%
Selling, general and administrative	80,863	67,714	13,149	19%
Total operating expenses	123,472	108,573	14,899	14%
Income from operations	112,107	75,652	36,455	48%
Other income
Interest and other income, net	15,414	14,720	694	5%
Income before income taxes	127,521	90,372	37,149	41%
Income tax expense	(16,821)	(16,305)	(516)	3%
Net income	$110,700	$74,067	$36,633	49%
Products Revenue, Net
Product revenue, net was $235.6 million for the six months ended June 30, 2026 as compared to $184.2 million for the six months ended June 30, 2025. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior period, primarily due to launches in our EU and Japan markets, partially offset by a reduction in United States VYJUVEK sales.
Cost of Goods Sold
Cost of goods sold was $12.8 million for the six months ended June 30, 2026 as compared to $12.2 million for the six months ended June 30, 2025, due to an increase in units sold partially offset by manufacturing process optimizations that resulted in lower average costs per unit of VYJUVEK.

Research and Development Expenses
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
B-VEC	$2,100	$4,353	$(2,253)	(52)%
KB111	1,339	735	604	82%
KB304	29	667	(638)	(96)%
KB407	1,278	655	623	95%
KB408	295	516	(221)	(43)%
KB707	5,435	5,147	288	6%
KB801	2,006	879	1,127	128%
KB803	1,618	894	724	81%
Other product candidates	1,481	1,317	164	12%
Stock-based compensation	4,640	5,096	(456)	(9)%
Other unallocated expenses(1)	9,628	8,407	1,221	15%
Research and development expense	$29,849	$28,666	$1,183	4%

(1)Other unallocated expenses consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
Research and development expenses increased by $1.2 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in research and development expenses was primarily attributable to:
•an increase of $1.4 million in unallocated materials and other support costs for our product candidates;
•a net increase of $0.8 million in clinical development costs, primarily due to increased costs of KB707, KB801, and KB803 partially offset by a decrease in KB304 costs; and
•a net increase of $0.5 million in research and development payroll and manufacturing costs driven by the timing of production runs across our product candidates, mainly due to an increase in KB111, KB407, KB707, KB801, and KB803 partially offset by a decrease in B-VEC, KB304, and KB408.
These increases were partially offset by:
•a decrease of $0.8 million in B-VEC pre-commercialization regulatory fees; and
•a decrease of $0.5 million in other unallocated costs primarily driven by facilities and equipment related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.1 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily driven by the following:
•an increase of $6.3 million in payroll costs, including stock-based compensation;
•an increase of $3.0 million in other general and administrative costs primarily related to $0.7 million in subscriptions, $1.1 million in travel and conferences and $0.6 million in other taxes;
•an increase of $2.0 million related to professional services, including legal and consulting services; and
•an increase of $1.7 million in sales and marketing costs to support the commercial sales of VYJUVEK.
Interest and Other Income, Net
Interest and other income, net for the six months ended June 30, 2026 and 2025 was $15.4 million and $14.7 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments as well as the effects of foreign exchange rates.

Income Tax Expense
Income tax expense was $16.8 million and $16.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively, which relates to state, federal and foreign income taxes.
Liquidity and Capital Resources
Overview
As of June 30, 2026, our cash, cash equivalents and short-term investments balance was approximately $845.6 million, and we had a retained earnings balance of $134.9 million. We believe that our cash, cash equivalents and short-term investments as of June 30, 2026 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
(in thousands)	(unaudited)
Net cash provided by operating activities	$155,171	$83,698
Net cash (used in) investing activities	(225,167)	(65,294)
Net cash provided by (used in) financing activities	4,594	(10,670)
Effect of exchange rate changes on cash and cash equivalents	(3,162)	1,230
Net (decrease) increase in cash	$(68,564)	$8,964
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $155.2 million and $83.7 million, respectively. Increase in operating cash flows was driven by a $36.6 million increase in net income primarily due to increased revenue, partially offset by increased operating expenses and a $31.3 million impact of changes in accrued legal settlement due to the final payment of the PeriphaGen settlement in the first quarter of 2025.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $225.2 million and $65.3 million, respectively. The increase in cash used in investing activities was driven by increased purchases of investments of $166.4 million, partially offset by increased maturities of investments of $9.5 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $4.6 million as compared to net cash used in financing activities of $10.7 million for the six months ended June 30, 2025. The increase in cash provided by financing activities was primarily driven by a $18.4 million increase in proceeds from the exercise of stock options, offset by a $5.0 million increase in taxes paid for employee tax withholding related to restricted stock units.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $845.6 million as of June 30, 2026, which consisted primarily of money market funds, commercial paper, corporate bonds and U.S. government agency securities. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Due to the conservative nature of our investment portfolio, an hypothetical change in market interest rates of 100 basis points would not have a material effect on the fair market value of our investments.
We also have established operations in Europe and Japan and hold cash in Swiss Francs, Euros, Japanese Yen, and Great British Pounds. We are subject to foreign exchange rate risk arising from transactions conducted in the aforementioned foreign currencies. Future movements in foreign exchange rates are inherently uncertain, and significant fluctuations in exchange rates may positively or negatively affect our foreign currency exposures, which could materially impact our condensed consolidated results of operations and financial position.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
The Company’s business, reputation, results of operations, financial condition, and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 10-K under the heading “Risk Factors.” There have been no material changes to the Company’s risk factors since the 2025 10-K was filed with the SEC on February 17, 2026. For information regarding legal proceedings relating to risks previously described, see Note 7 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form10-Q.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 30, 2026, no director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2026, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: August 3, 2026	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: August 3, 2026	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)