Form 10-Q
period 2026-09-30
Krystal Biotech, Inc.
filed 2026-11-02
CIK 1711279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q
_____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Emerging growth company     ☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, there were 29,633,472 shares of the registrant’s common stock issued and outstanding.

Krystal Biotech, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Krystal Biotech, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$462,841	$496,304
Short-term investments	449,010	331,487
Accounts receivable, net	133,115	127,425
Inventory	50,787	40,475
Prepaid taxes	8,537	14,006
Prepaid expenses and other current assets	17,472	14,905
Total current assets	1,121,762	1,024,602
Property and equipment, net	152,290	150,776
Long-term investments	282,301	128,066
Right-of-use assets	6,610	7,239
Deferred tax asset, net of valuation allowance	22,824	22,824
Other non-current assets	269	287
Total assets	$1,586,056	$1,333,794
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,731	$3,238
Current portion of lease liability	1,816	1,771
Accrued rebates	94,184	58,181
Accrued expenses and other current liabilities	39,413	39,752
Total current liabilities	142,144	102,942
Lease liability	6,772	7,568
Other long-term liabilities	1,556	3,724
Total liabilities	150,472	114,234
Commitments and contingencies (see note 7)
Stockholders’ equity
Common stock; $0.00001 par value; 80,000 shares authorized as of September 30, 2026 and December 31, 2025; 29,631 and 29,192 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	1,246,891	1,194,261
Accumulated other comprehensive (loss) gain	(9,238)	1,136
Retained earnings	197,931	24,163
Total stockholders’ equity	1,435,584	1,219,560
Total liabilities and stockholders’ equity	$1,586,056	$1,333,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Product revenue, net	$127,341	$97,800	$362,920	$282,025
Operating expenses
Cost of goods sold	7,556	4,263	20,316	16,457
Research and development	14,891	14,585	44,739	43,251
Selling, general and administrative	33,749	37,578	114,612	105,292
Total operating expenses	56,196	56,426	179,667	165,000
Income from operations	71,145	41,374	183,253	117,025
Other income
Interest and other income, net	9,000	6,593	24,413	21,315
Income before income taxes	80,145	47,967	207,666	138,340
Income tax (expense) benefit	(17,077)	31,398	(33,898)	15,091
Net income	63,068	79,365	173,768	153,431
Unrealized (loss) gain on available-for-sale securities	(2,835)	657	(5,625)	843
Foreign currency translation	(2,068)	(714)	(4,749)	447
Comprehensive income	$58,165	$79,308	$163,394	$154,721

Net income per common share:
Basic	$2.13	$2.74	$5.90	$5.31
Diluted	$2.05	$2.66	$5.66	$5.14

Weighted-average common shares outstanding:
Basic	29,610	28,953	29,477	28,893
Diluted	30,838	29,833	30,680	29,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balances as of January 1, 2026	29,192	$—	$1,194,261		$1,136	$24,163	$1,219,560
Issuance of common stock upon exercise of stock options	145	—	6,501		—	—	6,501
Vesting of restricted stock units, net of shares withheld for taxes	100	—	(16,960)		—	—	(16,960)
Stock-based compensation	—	—	14,455		—	—	14,455
Unrealized loss on investments	—	—	—		(1,577)	—	(1,577)
Foreign currency translation	—	—	—		(1,182)	—	(1,182)
Net income	—	—	—		—	55,932	55,932
Balances as of March 31, 2026	29,437	—	$1,198,257		$(1,623)	$80,095	$1,276,729
Issuance of common stock upon exercise of stock options	158	—	15,161		—	—	15,161
Vesting of restricted stock units, net of shares withheld for taxes	1	—	(108)		—	—	(108)
Stock-based compensation	—	—	15,288		—	—	15,288
Unrealized loss on investments	—	—	—		(1,213)	—	(1,213)
Foreign currency translation	—	—	—		(1,499)	—	(1,499)
Net income	—	—	—		—	54,768	54,768
Balances as of June 30, 2026	29,596	—	$1,228,598		$(4,335)	$134,863	$1,359,126
Issuance of common stock upon exercise of stock options	34	—	3,424		—	—	3,424
Vesting of restricted stock units, net of shares withheld for taxes	1	—	(11)		—	—	(11)
Stock-based compensation	—	—	14,880		—	—	14,880
Unrealized loss on investments	—	—	—		(2,835)	—	(2,835)
Foreign currency translation	—	—	—		(2,068)	—	(2,068)
Net income	—	—	—		—	63,068	63,068
Balances as of September 30, 2026	29,631	—	$1,246,891	0	$(9,238)	$197,931	$1,435,584

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares		Amount
Balances as of January 1, 2025	28,794		—		$1,127,238		$(190)	$(180,668)	$946,380
Issuance of common stock upon exercise of stock options	17		—		1,462		—	—	1,462
Vesting of restricted stock units, net of shares withheld for taxes	98		—		(12,116)		—	—	(12,116)
Shares of restricted stock awards surrendered for taxes	(10)		—		(1,812)		—	—	(1,812)
Stock-based compensation	—		—		14,447			—	14,447
Unrealized gain on investments	—		—		—		344	—	344
Foreign currency translation	—		—		—		236		236
Net income	—	—	—	—	—	—	—	35,733	35,733
Balances as of March 31, 2025	28,899		—		$1,129,219		$390	$(144,935)	$984,674
Issuance of common stock upon exercise of stock options	28		—		1,796		—	—	1,796
Stock-based compensation	—		—		15,077		—	—	15,077
Unrealized loss on investments	—		—		—		(158)	—	(158)
Foreign currency translation	—		—		—		925	—	925
Net income	—		—		—		—	38,333	38,333
Balances as of June 30, 2025	28,927		—		$1,146,092		$1,157	$(106,602)	$1,040,647
Issuance of common stock upon exercise of stock options	57		—		3,713		—	—	3,713
Stock-based compensation	—		—		14,208		—	—	14,208
Unrealized gain on investments	—		—		—		657	—	657
Foreign currency translation							(714)	—	(714)
Net income	—		—		—		—	79,365	79,365
Balances as of September 30, 2025	28,984		—		$1,164,013		$1,100	$(27,237)	$1,137,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

Krystal Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating Activities
Net income	$173,768	$153,431
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	—	(24,680)
Depreciation	4,349	4,162
(Accretion) amortization on marketable securities	(2,096)	139
Amortization of operating lease right-of-use assets	630	627
Stock-based compensation expense, net	41,704	40,750
Realized gain on investments	(1,752)	(5,549)
Other, net	(180)	395
Changes in operating assets and liabilities
Accounts receivable, net	(6,487)	(24,616)
Inventory	(3,204)	(5,228)
Prepaid taxes	5,469	(10,103)
Prepaid expenses and other current assets	(5,676)	(4,311)
Lease liability	(752)	(413)
Other long-term liabilities	3,258	1,718
Accounts payable	4,294	1,009
Accrued rebates	30,567	18,958
Accrued expenses and other current liabilities	2,528	8,318
Accrued legal settlement	—	(31,250)
Net cash provided by operating activities	246,420	123,357

Investing Activities
Proceeds from disposal of assets	—	435
Purchases of property and equipment	(11,709)	(9,812)
Purchases of investments	(612,093)	(350,078)
Maturities of investments	340,651	289,875
Net cash (used in) investing activities	(283,151)	(69,580)

Financing Activities
Proceeds from exercise of stock options	25,086	6,972
Taxes paid for employee tax withholding related to restricted stock units	(17,079)	(12,121)
Taxes paid related to settlement of restricted stock awards	—	(1,812)
Net cash provided by (used in) financing activities	8,007	(6,961)

Effect of exchange rate changes on cash and cash equivalents	(4,739)	923

Net (decrease) increase in cash and cash equivalents	(33,463)	47,739

Cash and cash equivalents at beginning of period	496,304	344,865
Cash and cash equivalents at end of period	$462,841	$392,604

Supplemental Disclosures of Non-Cash Activities
Unpaid purchases of property and equipment	$663	$623
Initial recognition of right-of-use assets	$—	$1,794
Supplemental Cash Flow Information
Income taxes paid	$22,719	$13,876
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
Liquidity
As of September 30, 2026, the Company had a retained earnings balance of $197.9 million. Our operating profitability is dependent upon the continued successful commercialization of VYJUVEK®, our redosable gene therapy approved in the United States, European Union (“EU”), United Kingdom (“UK”), and Japan, as well as successful development, approval and commercialization of our product candidates. Management intends to fund future operations through its on hand cash and cash equivalents and revenue generated from the sale of VYJUVEK, and may also seek additional capital through arrangements with strategic partners, the sale of equity, debt financings or other sources.
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, the failure of product candidates in clinical and preclinical studies, the development of competing product candidates or other technological innovations by competitors, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to commercialize product candidates. The Company expects to incur significant costs in connection with, among other things, advancing its product pipeline, expanding its commercialization capabilities, and complying with EU and Japan post-authorization regulatory requirements and EU member state-specific pricing, reimbursement, and market access activities. The Company believes that its cash and cash equivalents and short-term investments of approximately $911.9 million as of September 30, 2026 will be sufficient to allow the Company to fund its planned operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
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

Summary of Significant Accounting Policies
See Note 2 to our consolidated financial statements included in the 2025 10-K. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.
Recently Issued Accounting Pronouncements, Not Yet Adopted
There were no accounting pronouncements issued or adopted during the nine months ended September 30, 2026 that had or are expected to have a material impact on the Company’s condensed consolidated financial statements.
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

3.    Product Revenue, Accounts Receivable and Reserves for Product Sales
The Company’s product revenue, net of sales discounts and allowances totaled $127.3 million and $97.8 million for the three months ended September 30, 2026 and September 30, 2025, respectively and $362.9 million and $282.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Product revenue by significant geographic region is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$95,323	$92,920	$274,445	$277,145
Europe	23,256	4,880	63,216	4,880
Japan	8,762	—	25,259	—
Total product revenue, net	$127,341	$97,800	$362,920	$282,025
The Company’s accounts receivable, net balance relating to VYJUVEK sales was $133.1 million as of September 30, 2026 and $127.4 million as of December 31, 2025. Accounts receivable, net from the Company’s customers who individually accounted for 10% or more of accounts receivable, net consisted of the following:

	Percent of Accounts Receivable, Net
	September 30, 2026	December 31, 2025
Customer A	61%	66%
Customer B	*	14%
*Customer B’s AR balance represents less than 10% of outstanding accounts receivable, net as of September 30, 2026.
All other single customers represent less than 10% of outstanding accounts receivable, net as of September 30, 2026 and December 31, 2025.

The following table summarizes changes in allowances and discounts for the nine months ended September 30, 2026:

(in thousands)	Rebates	Prompt Pay	Other Accruals	Total
Balance as of December 31, 2025	$61,905	$5,834	$378	$68,117
Provisions	73,821	9,117	334	83,272
Payments/Credits	(41,542)	(10,802)	(547)	(52,891)
Balance as of September 30, 2026	$94,184	$4,149	$165	$98,498
Rebate liabilities are included in accrued rebates and other long-term liabilities on the condensed consolidated balance sheets, as applicable, and were entirely classified as current as of September 30, 2026. Other long-term liabilities was comprised of $3.7 million of long-term accrued rebates as of December 31, 2025. Prompt pay discount is recorded as an allowance against accounts receivable, net on the condensed consolidated balance sheets. Other accruals are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. Provisions for rebates, prompt pay discounts and other accruals are recorded as reductions to product revenue, net on the condensed consolidated statements of operations and comprehensive income.
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
For the three months ended September 30, 2026 and 2025, respectively, there were 329 thousand and 664 thousand common stock equivalents outstanding in the form of stock options and zero and 125 thousand in unvested restricted stock, that have each been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.
For the nine months ended September 30, 2026 and 2025, respectively, there were 256 thousand and 568 thousand common stock equivalents outstanding in the form of stock options and zero and 98 thousand in unvested restricted stock, that have each been excluded from the calculation of diluted net income per common share as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$63,068	$79,365	$173,768	$153,431
Denominator:
Weighted-average basic common shares	29,610	28,953	29,477	28,893
Dilutive effect of stock options and unvested restricted stock	1,228	880	1,203	936
Weighted-average diluted common shares	30,838	29,833	30,680	29,829

Net income per common share—basic	$2.13	$2.74	$5.90	$5.31
Net income per common share—diluted	$2.05	$2.66	$5.66	$5.14

5.    Fair Value Instruments
The following tables show the Company’s cash and cash equivalents and available-for-sale securities by significant investment category as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$462,841	$—	$—	$462,841	$462,841	$—	$—
Subtotal	462,841	—	—	462,841	462,841	—	—
Level 2:
Certificates of deposit	$11,771	$—	$(10)	$11,761	$—	$11,761	$—
Commercial paper	39,582		(78)	39,504	—	39,504	—
Corporate bonds	299,894	91	(1,912)	298,073	—	192,215	105,858
U.S. government agency securities	384,507	4	(2,538)	381,973	—	205,530	176,443
Subtotal	735,754	95	(4,538)	731,311	—	449,010	282,301
Total	$1,198,595	$95	$(4,538)	$1,194,152	$462,841	$449,010	$282,301

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value	Cash and Cash Equivalents	Short-term Marketable Securities(1)	Long-term Marketable Securities(2)
Level 1:
Cash and cash equivalents	$496,304	$—	$—	$496,304	$496,304	$—	$—
Subtotal	496,304	—	—	496,304	496,304	—	—
Level 2:
Certificates of deposit	4,875	3	—	4,878		4,878
Commercial paper	13,873	2	(1)	13,874	—	13,874	—
Corporate bonds	202,960	525	(6)	203,479	—	134,483	68,996
U.S. government agency securities	236,663	660	(1)	237,322	—	178,252	59,070
Subtotal	458,371	1,190	(8)	459,553	—	331,487	128,066
Total	$954,675	$1,190	$(8)	$955,857	$496,304	$331,487	$128,066

(1)The Company’s short-term marketable securities mature in one year or less.
(2)The Company’s long-term marketable securities mature between one and two years.
6.    Balance Sheet Components
Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$17,785	$15,938
Work-in-process	22,053	15,224
Finished goods	10,949	9,313
Inventory	$50,787	$40,475

Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Building and building improvements	$109,749	$109,242
Leasehold improvements	31,665	27,227
Manufacturing equipment	31,123	29,279
Construction in progress	9,950	8,108
Laboratory equipment	4,026	3,490
Computer equipment and software	2,632	2,559
Furniture and fixtures	2,217	2,152
Total property and equipment	191,362	182,057
Accumulated depreciation	(39,072)	(31,281)
Property and equipment, net	$152,290	$150,776
Depreciation expense was $1.5 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, and $4.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense capitalized into inventory was $1.2 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Accrued taxes	16,869	10,919
Accrued payroll and benefits	8,400	11,457
Other current liabilities	4,326	3,579
Accrued preclinical and clinical expenses	4,093	4,667
Accrued professional fees	3,334	5,936
Accrued inventory	1,751	1,005
Accrued construction in progress	640	2,189
Accrued expenses and other current liabilities	$39,413	$39,752
7.    Commitments and Contingencies
Agreements with Contract Manufacturing Organizations and Contract Research Organizations
The Company enters into various agreements in the normal course of business with Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. The agreements with CMOs primarily relate to the manufacturing of our sterile gel that is mixed with in-house produced vectors as part of the final drug product for VYJUVEK. Agreements with third parties may also include research and development consulting activities, clinical-trial agreements, testing of our clinical-stage, pre-commercial and commercial stage products and/or storage, packaging and labeling. The Company is obligated to make milestone payments under certain of these contracts. The Company incurred research and development expenses related to commitments under these agreements of $1.8 million and $2.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $6.7 million and $6.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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
The Company has received $3.0 million of insurance proceeds during the three and nine months ended September 30, 2026, related to reimbursement of litigation legal costs. The proceeds have been recorded as an offset to legal fees included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income and within operating activities on the condensed consolidated statements of cash flows.
On September 18, 2025, a stockholder filed a derivative complaint in the Court of Chancery of the State of Delaware, naming the Company’s directors as defendants and the Company as a nominal defendant. The complaint alleged claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on allegedly excessive non-employee director compensation in each of 2021 through 2024. In June 2026, the parties entered into a settlement agreement. On September 15, 2026, the Court approved the settlement, which includes a release of the claims asserted in the action, and dismissed the action with prejudice. The settlement does not constitute an admission of fault, liability, or wrongdoing by any party. Under the settlement, (i) the Company adopted and implemented, and will maintain for a period of five (5) years, certain corporate governance reforms relating to non-employee director compensation, and (ii) in September 2026, the Company paid the plaintiff’s attorneys’ fees and expenses, which were the only monetary component of the settlement and were not material to the condensed consolidated financial statements.
On May 29, 2026, Jonathan Forman filed a lawsuit against the Company in the United States District Court for the District of Delaware (Docket No. 1:26-cv-00628) asserting claims for correction of inventorship, under 35 U.S.C. § 256, of U.S. Patent No. 10,829,529 and U.S. Patent No. 12,522,636 (together, the “Patents”), which relate to compositions and methods for delivering CFTR polypeptides and which the plaintiff alleges are embodied in the Company’s KB407 product candidate for the treatment of cystic fibrosis. The plaintiff alleges that he conceived of, and contributed to, the inventions claimed in the Patents and that he was erroneously omitted as a named inventor on the Patents. In addition to the correction of inventorship, the plaintiff is seeking his attorneys’ fees and his costs and expenses. The Company believes the plaintiff’s claims are without merit and intends to defend the matter vigorously. The Company is unable to estimate the possible loss or range of losses, if any, that may result from the matter.
8.    Leases
As of September 30, 2026, future minimum commitments under the Company’s operating leases with lease terms in excess of 12 months were as follows:

(in thousands)	Operating Leases
2026 (remaining three months)	$472
2027	1,919
2028	1,954
2029	1,990
2030	2,016
Thereafter	7,279
Future minimum operating lease payments	15,630
Less: Interest	(7,042)
Present value of lease liability	$8,588
As of September 30, 2026 and December 31, 2025, the Company’s weighted-average remaining lease term for operating leases was 9.8 years and 10.1 years, respectively, and the Company’s weighted-average discount rate for operating leases was 9.7% as of September 30, 2026 and December 31, 2025.

The components of the Company’s lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$364	$368	$1,141	$1,182
Variable lease expense	123	58	241	177
Total lease expense	$487	$426	$1,382	$1,359
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
Shares of common stock remaining available for grant under the Plan were approximately 1.5 million as of September 30, 2026.
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of December 31, 2025	2,030,417	$99.45	6.8	$298,662
Granted	390,042	$290.49
Exercised	(337,039)	$74.43
Cancelled or forfeited	(84,713)	$163.54
Outstanding as of September 30, 2026	1,998,707	$138.23	6.8	$389,434
Exercisable as of September 30, 2026	1,219,147	$84.04	5.6	$302,977
(1)Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2025 and September 30, 2026 and the exercise price of outstanding in-the-money options on the respective date.
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
(1)Aggregate intrinsic value represents the difference between the closing stock price of our Common Stock on December 31, 2024 and September 30, 2025 and the exercise price of outstanding in-the-money options on the respective date.
The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised was $8.5 million and $4.8 million during the three months ended September 30, 2026 and 2025, respectively, and $71.0 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively.

The weighted-average grant-date fair value per share of options granted to employees and directors was $210.16 and $108.46 during the three months ended September 30, 2026 and 2025, respectively, and $183.75 and $109.74 for the nine months ended September 30, 2026 and 2025, respectively.
There was $95.0 million of unrecognized stock-based compensation expense related to employees’ and directors’ options that is expected to be recognized over a weighted-average period of 3.0 years as of September 30, 2026.

Restricted Stock Units
The following table summarizes the Company’s RSU activity:

	Nine Months Ended September 30,
	2026		2025
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested RSUs, beginning of period	331,574	$152.97	308,096	$135.22
Granted	102,298	$279.16	136,756	$177.91
Vested	(107,417)	$143.62	(84,254)	$129.66
Forfeited	(21,994)	$170.92	(30,506)	$153.81
Non-vested RSUs, end of period	304,461	$197.37	330,092	$152.61
There was $47.7 million of unrecognized stock-based compensation expense related to employees’ RSU awards that is expected to be recognized over a weighted-average period of 2.7 years as of September 30, 2026.
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
There was $9.6 million of unrecognized stock-based compensation expense related to employees’ PSU awards that is expected to be recognized over a weighted-average period of 2.4 years as of September 30, 2026.

Stock-Based Compensation Expense, Net
The Company recorded stock-based compensation expense, net related to its stock options and restricted stock in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	2,621	2,583	7,262	7,679
Selling, general and administrative	11,316	10,570	34,442	33,071
Total stock-based compensation	$13,937	$13,153	$41,704	$40,750
The Company capitalized into inventory stock-based compensation associated with the allocation of labor costs related to work performed to manufacture VYJUVEK of $0.9 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.9 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.

10.    Income Taxes
The Company recorded an income tax expense of $17.1 million and $33.9 million for the three and nine months ended September 30, 2026, respectively. The tax expense for interim periods is calculated using an estimate of the annual effective tax rate, adjusted for discrete items. If there are any changes to the estimated annual effective tax rate, the Company will make a cumulative adjustment to the income tax provision in the period the change becomes known. The Company recorded an income tax benefit of $31.4 million and $15.1 million for the three and nine months ended September 30, 2025, respectively.
We monitor the realizability of our deferred tax assets taking into consideration all relevant factors at each reporting period. As of September 30, 2026, except for certain state net operating loss carryforward and tax credit carryforward, we do not have valuation allowance against deferred tax assets. As of September 30, 2025, we released $48.4 million of our valuation allowance associated with the U.S. federal and state deferred tax assets, except for those related to certain state net operating loss carryforwards and tax credit carryforwards. We continue to maintain a full valuation allowance against certain state attributes as of September 30, 2026, because we concluded they are not more likely than not to be realized as we expect certain state attribute generation in future years to exceed our ability to use these deferred tax assets.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Product revenue, net	$127,341	$97,800	$362,920	$282,025
Cost of goods sold	7,556	4,263	20,316	16,457
Gross margin	94%	96%	94%	94%
B-VEC	738	1,810	2,839	6,144
KB111	380	568	1,721	1,309
KB113	319	—	328	—
KB304	23	244	52	906
KB407	542	608	1,821	1,272
KB408	236	248	530	763
KB707	1,847	3,181	7,288	8,342
KB801	1,355	359	3,357	1,233
KB803	222	401	1,845	1,291
Other product candidates	1,497	722	2,957	2,041
Other research and development costs (1)	7,732	6,444	22,001	19,950
Total research and development	14,891	14,585	44,739	43,251
Selling, general and administrative	33,749	37,578	114,612	105,292
Income from operations	$71,145	$41,374	$183,253	$117,025

Other income
Interest and other income, net	9,000	6,593	24,413	21,315
Income before income taxes	80,145	47,967	207,666	138,340
Income tax (expense) benefit	(17,077)	31,398	(33,898)	15,091
Net income	$63,068	$79,365	$173,768	$153,431
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
12.    Subsequent Event
In October 2026, the Company’s Board of Directors authorized the repurchase of up to $400 million of its common stock. The Company may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means. permitted under applicable securities laws, including through purchases compliant with Rule 10b-18 under the Exchange Act and trading plans adopted under Rule 10b5-1 under the Exchange Act. The program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be modified, suspended, or discontinued at any time at the Company’s discretion. The timing and amount of any repurchases will depend on a number of factors, including the market price of its common stock, general business and market conditions, liquidity and capital requirements, clinical development and commercialization plans, alternative uses of capital, and legal and regulatory requirements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Forward-looking statements appearing in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following, among other things:
•our commercialization plans in the United States, the European Union (the “EU”), Japan, the United Kingdom (the “UK”), and elsewhere for our first commercial product, VYJUVEK (beremagene geperpavec-svdt) for the treatment of dystrophic epidermolysis bullosa (“DEB”), including timing and outcomes of pricing and reimbursement negotiations, the timing of potential commercial launches, and the timing and outcomes of additional marketing authorization applications;
•the design, initiation, enrollment, timing, progress, and results of clinical trials for our product candidates, as well as expected timing of regulatory filings, interactions with regulatory authorities, and reporting of data readouts from our clinical trials;
•the potential benefits of regulatory designations granted to our product candidates and our platform technology;
•our beliefs about our proprietary HSV-1 based vector platform;
•our expectations regarding future fluctuations in revenue and anticipated increases in certain expenses;
•our commercialization, marketing, and manufacturing capabilities and strategy; and
•our ability to execute any share repurchase program, including the timing, amount and funding of any repurchases and the potential impact of such repurchases on our liquidity and the trading price of our Common Stock.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Part I, Item 1A of the 2025 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q, and other filings we make with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.
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

Overview
We are a fully integrated, global, commercial-stage biotechnology company focused on the discovery, development, manufacturing, and commercialization of genetic medicines to treat diseases with high unmet medical needs. Using our patented gene therapy technology platform that is based on engineered HSV-1, we create vectors that efficiently deliver therapeutic transgenes to cells of interest in multiple organ systems. The cell’s own machinery then transcribes and translates the transgene to treat the disease. Our vectors are amenable to formulation for non-invasive or minimally invasive routes of administration at a healthcare professional’s office or in the patient’s home. Our innovative technology platform is supported by two in-house, commercial-scale CGMP manufacturing facilities.
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
We launched VYJUVEK in the United States in 2023, in Germany in August 2025, and in France and Japan in October 2025. The launch in France is under the post-marketing authorization early reimbursed access Accès Précoce program. Pricing negotiations were successfully completed in Germany in October 2026 and remain ongoing in France, where they are expected to continue until at least 2027. Pricing negotiations were successfully completed in Japan prior to launch.
We are advancing additional VYJUVEK pricing discussions across Europe and the UK. In October 2026, we successfully completed pricing negotiations with Italian authorities and now expect to launch VYJUVEK in Italy in early 2027. We also expect a pricing decision in Spain before the end of the year. The timing of additional pricing decisions and launches is uncertain and will depend on the cadence and outcomes of ongoing pricing negotiations.
We are progressing multiple additional marketing authorization applications for VYJUVEK and have submitted a marketing authorization application for VYJUVEK in Australia. We also expect to submit a marketing authorization application in Switzerland before the end of the year.

VYJUVEK product revenue, net, was $127.3 million for the three months ended September 30, 2026, and cumulative VYJUVEK product revenue, net, was $1,093.3 million since our first launch of VYJUVEK in the United States in 2023.
Gross margin for the three months ended September 30, 2026 was 94%. We define gross margin as product revenue, net less cost of goods sold expressed as a percentage of product revenue, net.

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
In October 2025, the FDA cleared our investigational new drug application to evaluate KB111 in the clinic and, in January 2026, the FDA granted KB111 Fast Track Designation for the treatment of HHD. In April 2026, the FDA also granted platform technology designation to the engineered HSV-1 viral vector used in KB111, a designation which affords development and manufacturing efficiencies for the development of KB111.
We have developed and are currently validating an HHD-specific severity scale required for the clinical evaluation of KB111. We are also conducting an open-label, single-arm study, HALITE-1, to evaluate the safety of repeat-dose KB111, administered once weekly for 12 weeks, in patients with HHD. Enrollment in HALITE-1 is complete, with a total of five patients enrolled in the study. Dosing is ongoing. We expect to report HALITE-1 interim study results before the end of the year. Details of the study can be found at www.clinicaltrials.gov under NCT identifier: NCT07717346. We expect to meet with the FDA in the first quarter of 2027, following completion of scale validation, to discuss HALITE-1 study results, the HHD-specific severity scale, and study designs to enable a registrational study start later in 2027.
KB113 for Gorlin Syndrome (“GS”)
KB113 is a redosable immunotherapy formulated for intratumoral injection and designed to drive sustained, localized expression of interleukin-2 (“IL-2”) and interleukin-12 (“IL-12”) in the tumor microenvironment and promote systemic immune-mediated tumor clearance, in development for the treatment of basal cell carcinomas (“BCCs”) in patients with GS. GS is a genetic disease characterized by a greatly increased risk of developing BCCs. Patients with GS can develop BCCs as early as infancy and may have hundreds of BCCs over their lifetimes requiring frequent and potentially disfiguring surgical procedures.
In October 2026, we announced a positive clinical update from our pilot, multicenter, single-arm, open-label study evaluating intratumoral KB113 in the treatment of BCCs in patients with GS. In the three patient pilot study, more than 80% of assessed BCC lesions showed investigator-assessed clinical regression. Regression was observed in both injected and non-injected lesions, including substantial regression in lesions that were not directly injected with KB113, consistent with an abscopal effect. Histologic assessment also confirmed complete clearance of an injected BCC lesion in each patient.
We have initiated discussions with the FDA regarding the further clinical development of KB113 for the treatment of BCCs in patients with GS. We expect to provide an update on our development plans following alignment with the FDA.
Ophthalmology
KB803 for Ocular Complications in Patients with DEB
KB803 is a redosable eye drop formulation of B-VEC, designed for the treatment of ocular complications that are estimated to affect over 25% of DEB patients. These complications, which include corneal erosions, abrasions, blistering and scarring, can lead to progressive vision loss. There is currently no corrective therapy available.
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

In June 2025, we announced that we dosed the first patient in IOLITE, an intra-patient, double-blind, placebo-controlled, multicenter Phase 3 registrational study with a crossover design to evaluate KB803 for the treatment and prevention of corneal abrasions in DEB patients, six months of age or older. After observing a promising clinical safety profile in the initial patients treated with our eye drop gene therapies, we modified the KB803 dosing schedule to reduce the potential impact of human error in eye drop administration. After reaching the initial IOLITE enrollment target of 16 patients in April 2026, we enrolled three additional patients to replace two patients who withdrew for reasons unrelated to safety and to generate additional evidence to support the potential treatment of corneal abrasions in DEB patients from birth. The additional patients include one child one year of age. We expect the last patient visit for IOLITE in February 2027 with top-line results reported shortly thereafter. The primary efficacy endpoint of the IOLITE study is the change in the average number of days per month with corneal abrasion symptoms while receiving KB803 versus placebo. Safety and secondary efficacy data, including weekly assessments of eye pain and monthly Epidermolysis Bullosa Eye Disease Index questionnaires, are being collected through to the end of the 24-week study period.
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
In July 2025, we announced that we dosed the first patient in EMERALD-1, a randomized, double-masked, multicenter, placebo-controlled study evaluating KB801, administered as an eye drop, for the treatment of NK. In October 2025, the FDA granted platform technology designation to the engineered HSV-1 viral vector used in KB801, affording the program the same potential development and manufacturing efficiencies as KB111. Following receipt of this designation, we amended the EMERALD-1 protocol to enable the study to serve as a registrational trial supporting the potential registration of KB801. Under the updated protocol, we expect to enroll approximately 60 adult patients with Stage 2 or Stage 3 NK, as defined by the Mackie criteria, randomized 1:1 to receive either KB801 or placebo. The primary efficacy endpoint of EMERALD-1 is the proportion of patients with complete healing of corneal epithelium at eight weeks. Enrollment in EMERALD-1 is ongoing. We have activated 22 sites across the United States and are close to activating sites in France, Spain and the UK. Enrollment has progressed slower than initially anticipated, reflecting the study’s narrowly defined eligibility criteria and the challenges of enrolling patients in a placebo-controlled trial in an indication with an available approved therapy. We now expect to complete enrollment and report top-line results in 2027. More details of the EMERALD-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06999733.
Respiratory
KB407 for Cystic Fibrosis (“CF”)
KB407 is an inhaled (nebulized) formulation of our novel vector designed to deliver two copies of the full-length cystic fibrosis transmembrane conductance regulator (“CFTR”) transgene for the treatment of CF, a serious rare lung disease caused by missing or mutated CFTR protein.
In July 2023, we announced that we had dosed the first patient in our Phase 1 CORAL-1 study, a multicenter, dose-escalation trial of KB407 in patients with CF that included molecular assessments of CFTR delivery and expression in the third and highest dose cohort. In December 2024, we announced an interim safety data update from the first two dose cohorts of CORAL-1 and, in January 2026, interim safety and molecular data updates from the third dose cohort. KB407 was generally well tolerated across all three dose cohorts, and molecular assessments by bronchoscopy confirmed the successful delivery and expression of wild-type CFTR protein in patients’ lungs, with broad airway distribution and confirmation of KB407 transduction in all six CF patients with successful bronchoscopies.
We are now working closely with the FDA, the Cystic Fibrosis Foundation (“CFF”), and the CF Therapeutics Development Network Coordinating Center at Seattle Children’s Research Institute (“TDNCC”) on development pathways to support potential registration of KB407.

Based on our interactions with the FDA, we initiated an open-label, single-arm study to evaluate the safety of repeat-dose KB407 for 24 weeks in patients with CF who are ineligible for, do not tolerate, or do not benefit from modulator therapy. Three patients are currently being dosed on the study and we expect to enroll and dose an additional three patients before year end, with interim study results now anticipated in the first half of 2027. Details of the study can be found at www.clinicaltrials.gov under NCT identifier: NCT05504837. In the third quarter of 2026, we were selected for the FDA’s Complex Innovative Trial Design (“CID”) Meeting Program. The CID Meeting Program is intended to facilitate and advance the use of complex and novel clinical trial designs and is providing us with the opportunity for increased FDA interaction to align on our innovative registrational study design. We expect to share the design and associated statistical analysis of the registrational study following alignment with the FDA and initiate the registrational study in 2027.
In April 2026, the FDA also granted platform technology designation to the engineered HSV-1 viral vector used in KB407, affording the program the same potential development and manufacturing efficiencies as KB111 and KB801.
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
In February 2024, we announced that we dosed the first patient in SERPENTINE-1, a Phase 1, open-label, dose escalation study evaluating KB408, delivered via a nebulizer, in adult patients with AATD with a Pi*ZZ or a Pi*ZNull genotype. In December 2024, we announced an interim clinical update from the first two dose escalation cohorts of SERPENTINE-1. Inhaled KB408 was generally well tolerated at both tested dose levels and clear evidence of successful SERPINA1 delivery and AAT expression was observed in both patients that underwent bronchoscopies. We have since confirmed SERPINA1 delivery and functional AAT expression in a third patient dosed with KB408 in Cohort 2 and amended the SERPENTINE-1 protocol to investigate repeat dosing at the Cohort 2 dose level (the repeat-dose cohort now referred to as “Cohort 2B”). A total of five patients were dosed in Cohort 2, of which three underwent bronchoscopy. The first patient in Cohort 2B was dosed in August 2025 and enrollment in this repeat-dose cohort is ongoing. We expect to report interim safety and SERPINA1 delivery data from the repeat-dose Cohort 2B in 2027. Details of the Phase 1 study can be found at www.clinicaltrials.gov under NCT identifier: NCT06049082.
Oncology
Inhaled KB707 for Non-Small Cell Lung Cancer (“NSCLC”)
Inhaled KB707 is a redosable immunotherapy formulated for delivery via inhalation and designed to drive sustained, localized expression of human IL-2 and IL-12 in the tumor microenvironment and promote systemic immune-mediated tumor clearance.
Inhaled KB707 has been granted Rare Pediatric Disease Designations and Fast Track Designations by the FDA. In February 2026, the FDA also granted Regenerative Medicine Advanced Therapy designation to KB707 for the treatment of advanced or metastatic NSCLC.
We are developing inhaled KB707 for the treatment of NSCLC based on preliminary evidence of antitumor activity from KYANITE-1, an open-label, multicenter, dose escalation and expansion Phase 1/2 study, evaluating inhaled KB707, as monotherapy or in combination, in patients with locally advanced or metastatic solid tumors of the lung.
In June 2025, we disclosed our most recent clinical update on patients treated with inhaled KB707 as monotherapy in KYANITE-1. In an evaluable cohort of 11 patients with heavily pre-treated advanced NSCLC, patients treated with inhaled KB707 as monotherapy achieved an objective response rate (“ORR”) of 36% and a disease control rate (“DCR”) of 54%. Inhaled KB707 was also reported to be generally well tolerated as monotherapy in the 39 patients included in the safety analysis. The majority of treatment-related adverse events were mild to moderate in severity and transient with no Grade 4 or 5 adverse events observed.
In May 2026, we disclosed interim clinical results from a KYANITE-1 dose expansion cohort evaluating the safety and efficacy of inhaled KB707 plus pembrolizumab in patients with advanced NSCLC. The safety analysis included 21 patients who received at least one dose of the combination regimen of which 16 patients were also evaluable for efficacy. The combination regimen was generally well tolerated and demonstrated preliminary antitumor activity in a late-line setting, with an ORR of 31% and a DCR of 75% among 16 efficacy-evaluable patients. As of the data cutoff for the May 2026 update, median duration of response and progression-free survival had not been reached. Multiple patients from this cohort remain on treatment and in follow-up with sustained disease control.

We are currently enrolling patients with advanced NSCLC in the final dose expansion cohort of KYANITE-1 evaluating inhaled KB707 in combination with chemotherapy. An initial dose-optimization phase was conducted to evaluate the safety and tolerability of the combination regimen in the first 10 patients and informed the selection of the chemotherapy dose for subsequent enrollment. We have also activated sites in Spain and France. We expect to enroll approximately 70 patients to be dosed at the selected combination regimen by the middle of 2027. Details of the KYANITE-1 study can be found at www.clinicaltrials.gov under NCT identifier NCT06228326.
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
Critical Accounting Policies, Significant Judgments and Estimates
There have been no material changes during the nine months ended September 30, 2026 to our critical accounting policies, significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in the 2025 10-K.
Results of Operations
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
Product revenue, net	$127,341	$97,800	$29,541	30%
Operating expenses
Cost of goods sold	7,556	4,263	3,293	77%
Research and development	14,891	14,585	306	2%
Selling, general and administrative	33,749	37,578	(3,829)	(10)%
Total operating expenses	56,196	56,426	(230)	—%
Income from operations	71,145	41,374	29,771	72%
Other income
Interest and other income, net	9,000	6,593	2,407	37%
Income before income taxes	80,145	47,967	32,178	67%
Income tax (expense) benefit	(17,077)	31,398	(48,475)	(154)%
Net income	$63,068	$79,365	$(16,297)	(21)%
Product Revenue, Net
Product revenue, net was $127.3 million for the three months ended September 30, 2026, as compared to $97.8 million for the three months ended September 30, 2025. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior year, primarily due to launches in our Europe and Japan markets.

Cost of Goods Sold
Cost of goods sold was $7.6 million for the three months ended September 30, 2026, as compared to $4.3 million for the three months ended September 30, 2025. The increase was driven by an increase in units sold, inclusive of higher costs per unit related to our Europe and Japan markets.
Research and Development Expenses
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
B-VEC	$738	$1,810	$(1,072)	(59)%
KB111	380	568	(188)	(33)%
KB113	319	—	319	—%
KB304	23	244	(221)	(91)%
KB407	542	608	(66)	(11)%
KB408	236	248	(12)	(5)%
KB707	1,847	3,181	(1,334)	(42)%
KB801	1,355	359	996	277%
KB803	222	401	(179)	(45)%
Other product candidates	1,497	722	775	107%
Stock-based compensation	2,621	2,583	38	1%
Other unallocated expenses(1)	5,111	3,861	1,250	32%
Research and development expense	$14,891	$14,585	$306	2%

(1)Other unallocated expenses consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
Research and development expenses increased by $0.3 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in research and development expenses was primarily attributable to:
•an increase of $0.7 million in unallocated materials and other support costs for our product candidates; and
•a net increase of $0.6 million in research and development payroll and manufacturing costs driven by the timing of production runs across our product candidates. This change is mainly due to an increase in KB113, KB801, other product candidates and other unallocated expenses, partially offset by a decrease in B-VEC and KB111 expenses.
These increases were partially offset by:
•a net decrease of $0.7 million in clinical development costs, primarily due to decreased costs for KB304 and KB707, partially offset by increased costs for in KB111 and KB801; and
•a decrease of $0.3 million in B-VEC pre-commercialization regulatory fees.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.8 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily driven by the following:
•a decrease of $3.0 million resulting from insurance proceeds received as reimbursement of litigation legal costs previously incurred;
•a decrease of $2.3 million in professional services including legal and consulting services; and
•a net decrease of $0.9 million in sales and marketing costs supporting the global sales of VYJUVEK.
These decreases were partially offset by:

•an increase of $1.6 million in payroll costs, including stock-based compensation; and
•an increase of $1.1 million in other general and administrative costs primarily related to $0.5 million in travel and sponsorships supporting the global sales of VYJUVEK and $0.3 million in subscriptions.
Interest and Other Income, Net
Interest and other income, net was $9.0 million and $6.6 million for the three months ended September 30, 2026 and 2025, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments as well as the effects of foreign exchange rates.
Income Tax Expense
Income tax expense was $17.1 million for the three months ended September 30, 2026 and income tax benefit was $31.4 million for the three months ended September 30, 2025, respectively, which relates to state, federal and foreign income taxes. In the third quarter of 2025, we determined that it was more likely than not that the benefit from certain of our deferred tax assets will be realized. Accordingly, the related valuation allowance was released and a one-time benefit was recognized. See discussion in Note 10 of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
Product revenue, net	$362,920	$282,025	$80,895	29%
Expenses
Cost of goods sold	20,316	16,457	3,859	23%
Research and development	44,739	43,251	1,488	3%
Selling, general and administrative	114,612	105,292	9,320	9%
Total operating expenses	179,667	165,000	14,667	9%
Income from operations	183,253	117,025	66,228	57%
Other income
Interest and other income, net	24,413	21,315	3,098	15%
Income before income taxes	207,666	138,340	69,326	50%
Income tax (expense) benefit	(33,898)	15,091	(48,989)	(325)%
Net income	$173,768	$153,431	$20,337	13%
Products Revenue, Net
Product revenue, net was $362.9 million for the nine months ended September 30, 2026 as compared to $282.0 million for the nine months ended September 30, 2025. The increase in product revenue, net was driven by an increase in VYJUVEK sales as compared to the prior period, primarily due to launches in our Europe and Japan markets, partially offset by a reduction in United States VYJUVEK sales.
Cost of Goods Sold
Cost of goods sold was $20.3 million for the nine months ended September 30, 2026 as compared to $16.5 million for the nine months ended September 30, 2025, due to an increase in units sold, primarily as a result of our launches in Europe and Japan, partially offset by manufacturing process optimizations that resulted in lower costs per unit related to our United States VYJUVEK sales.

Research and Development Expenses
The following table summarizes our research and development expenses by product candidate or program, and for unallocated expenses, by type, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
(in thousands)	(unaudited)
B-VEC	$2,839	$6,144	$(3,305)	(54)%
KB111	1,721	1,309	412	31%
KB113	328	—	328	—%
KB304	52	906	(854)	(94)%
KB407	1,821	1,272	549	43%
KB408	530	763	(233)	(31)%
KB707	7,288	8,342	(1,054)	(13)%
KB801	3,357	1,233	2,124	172%
KB803	1,845	1,291	554	43%
Other product candidates	2,957	2,041	916	45%
Stock-based compensation	7,262	7,679	(417)	(5)%
Other unallocated expenses(1)	14,739	12,271	2,468	20%
Research and development expense	$44,739	$43,251	$1,488	3%

(1)Other unallocated expenses consist of shared pre-commercial manufacturing costs, primarily relating to certain raw materials, process development, quality control and quality assurance activities, as well as other manufacturing and facility related costs including rent, storage and depreciation which support the development of multiple product candidates.
Research and development expenses increased by $1.5 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in research and development expenses was primarily attributable to:
•an increase of $2.0 million in unallocated materials and other support costs for our product candidates; and
•a net increase of $0.8 million in research and development payroll and manufacturing costs driven by the timing of production runs across our product candidates. This change is mainly due to an increase in KB407, KB801, KB803 and other product candidates partially offset by a decrease in B-VEC and KB304.
These increases were partially offset by:
•a decrease of $1.1 million in B-VEC pre-commercialization regulatory fees; and
•a decrease of $0.5 million in other unallocated costs primarily driven by facilities and equipment related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.3 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily driven by the following:
•an increase of $7.8 million in payroll costs, including stock-based compensation;
•an increase of $4.1 million in other general and administrative costs primarily related to $1.7 million in travel, conferences and sponsorships supporting the global sales of VYJUVEK, $1.0 million in subscriptions, and $0.8 million in other taxes; and
•a net increase of $0.8 million in sales and marketing costs to support the global sales of VYJUVEK.
These increases were partially offset by:
•a decrease of $3.0 million resulting from insurance proceeds received as reimbursement of litigation legal costs previously incurred.

Interest and Other Income, Net
Interest and other income, net for the nine months ended September 30, 2026 and 2025 was $24.4 million and $21.3 million, respectively, and consisted of interest and dividend income earned from our cash, cash equivalents and investments as well as the effects of foreign exchange rates.
Income Tax Expense
Income tax expense was $33.9 million for the nine months ended September 30, 2026 and income tax benefit was $15.1 million for the nine months ended September 30, 2025, which relates to state, federal and foreign income taxes. In the third quarter of 2025, we determined that it was more likely than not that the benefit from certain of our deferred tax assets will be realized. Accordingly, the related valuation allowance was released and a one-time benefit was recognized. See discussion in Note 10 of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
Liquidity and Capital Resources
Overview
As of September 30, 2026, our cash, cash equivalents and short-term investments balance was approximately $911.9 million, and we had a retained earnings balance of $197.9 million. We believe that our cash, cash equivalents and short-term investments as of September 30, 2026 will be sufficient to allow us to fund our operations for at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
In October 2026, our Board of Directors authorized the repurchase of up to $400 million of our common stock, exclusive of any applicable excise taxes, brokerage commissions, fees and other expenses incurred in connection with such repurchases. We may repurchase shares of our common stock from time to time through open market purchases, in privately negotiated transactions, or by other means permitted under applicable securities laws, including through purchases compliant with Rule 10b-18 under the Exchange Act and trading plans adopted under Rule 10b5-1 under the Exchange Act. The program has no expiration date, does not obligate us to acquire any particular amount of common stock, and may be modified, suspended, or discontinued at any time at our discretion. The timing and amount of any repurchases will depend on a number of factors, including the market price of our common stock, general business and market conditions, our liquidity and capital requirements, our clinical development and commercialization plans, alternative uses of capital, and legal and regulatory requirements.
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
Sources and Uses of Cash
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
(in thousands)	(unaudited)
Net cash provided by operating activities	$246,420	$123,357
Net cash (used in) investing activities	(283,151)	(69,580)
Net cash provided by (used in) financing activities	8,007	(6,961)
Effect of exchange rate changes on cash and cash equivalents	(4,739)	923
Net (decrease) increase in cash	$(33,463)	$47,739

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $246.4 million and $123.4 million, respectively. Increase in operating cash flows was driven by a $20.3 million increase in net income primarily due to (i) increased revenue, partially offset by increased income tax expense and operating expenses, (ii) a $31.3 million impact of changes in accrued legal settlement due to the final payment of the PeriphaGen settlement in the first quarter of 2025, (iii) a $24.7 million impact on deferred tax assets due to the release of valuation allowance in 2025, (iv) a $18.1 million impact from accounts receivable, (v) a $15.6 million impact from prepaid taxes, and (vi) $11.6 million impact from accrued rebates.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $283.2 million and $69.6 million, respectively. The increase in cash used in investing activities was driven by increased purchases of investments of $262.0 million, partially offset by increased maturities of investments of $50.8 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $8.0 million as compared to net cash used in financing activities of $7.0 million for the nine months ended September 30, 2025. The increase in cash provided by financing activities was primarily driven by an $18.1 million increase in proceeds from the exercise of stock options, offset by a $5.0 million increase in taxes paid for employee tax withholding related to restricted stock units.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had cash, cash equivalents and short-term investments of $911.9 million as of September 30, 2026, which consisted primarily of money market funds, commercial paper, corporate bonds, U.S. government agency securities and certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Due to the conservative nature of our investment portfolio, a hypothetical change in market interest rates of 100 basis points would not have a material effect on the fair market value of our investments.
We also have established operations in Europe and Japan and hold cash in foreign currencies. Our most significant foreign currencies are Swiss Francs, Euros, and Japanese Yen. We are subject to foreign exchange rate risk arising from transactions conducted in foreign currencies. Future movements in foreign exchange rates are inherently uncertain, and significant fluctuations in exchange rates may positively or negatively affect our foreign currency exposures, which could materially impact our condensed consolidated results of operations and financial position.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and our Chief Accounting Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report, and our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For discussion regarding legal proceedings, please refer to Note 7 of the notes to the consolidated financial statements in the 2025 10-K and Note 7 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
In the ordinary course of business, we have faced, and we may in the future face, various claims brought by third parties or government regulators and, from time to time, make claims or take legal actions to assert our rights, including claims relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products and product candidates. Such claims have subjected us, and could in the future subject us, to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards or settlements could have a material adverse effect on our results of operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business.
ITEM 1A.    RISK FACTORS
The Company’s business, reputation, results of operations, financial condition, and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2025 10-K under the heading “Risk Factors.” Except as set forth below, there have been no material changes to the Company’s risk factors since the 2025 10-K was filed with the SEC on February 17, 2026. The risk factor set forth below supplements, and should be read together with, the risk factors described in the 2025 10-K. For information regarding legal proceedings relating to risks previously described, see Note 7 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Risks Related to Ownership of Our Common Stock
Our stock repurchase program may not be fully consummated or enhance long-term stockholder value, and repurchases could affect the price of our common stock, increase its volatility, and diminish our cash reserves.
In October 2026, our Board of Directors authorized the repurchase of up to $400 million of our common stock, exclusive of any applicable excise taxes, brokerage commissions, fees and other expenses incurred in connection with such repurchases. We may repurchase shares of our common stock from time to time through open market purchases, in privately negotiated transactions, or by other means permitted under applicable securities laws, including through purchases compliant with Rule 10b-18 under the Exchange Act and trading plans adopted under Rule 10b5-1 under the Exchange Act. The program has no expiration date, does not obligate us to acquire any particular amount of common stock, and may be modified, suspended, or discontinued at any time at our discretion. The timing and amount of any repurchases will depend on a number of factors, including the market price of our common stock, general business and market conditions, our liquidity and capital requirements, our clinical development and commercialization plans, alternative uses of capital, and legal and regulatory requirements. Repurchases could affect the price of our common stock and increase its volatility, and the existence of the program could cause the price of our common stock to be higher than it would be in its absence and could reduce the market liquidity for our common stock. In addition, repurchases could also reduce the cash available to fund our clinical programs, the commercialization of VYJUVEK, potential business development transactions, and other corporate purposes, and may be subject to a 1% U.S. federal excise tax. There can be no assurance that the program will be fully consummated or enhance long-term stockholder value, and the market price of our common stock may decline below the prices at which we repurchased shares. Any failure to make repurchases after we have announced an intention to do so, or any suspension or discontinuation of the program, could adversely affect the price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Insider Trading Arrangements
On August 31, 2026, Kathryn Romano, our Executive Vice President & Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 11,527 shares of our common stock (including up to 10,927 shares to be acquired upon the exercise of vested stock options), the exercise of vested stock options for up to 1,573 shares of our common stock to be held by Ms. Romano, and a charitable gift of up to 1,163 shares of our common stock, in each case subject to certain conditions. The trading arrangement will terminate on December 31, 2027, subject to early termination in accordance with its terms, including upon the completion of all transactions contemplated by the trading arrangement.
On September 10, 2026, Laurent Goux, our Executive Vice President, Head of International, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 3,045 shares of our common stock to be acquired upon the exercise of vested stock options, subject to certain conditions. The trading arrangement will terminate on September 10, 2027, subject to early termination in accordance with its terms, including upon the completion of the sale of all of the shares of our common stock subject to the trading arrangement.
During the three months ended September 30, 2026, other than as disclosed above, no director or officer (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6.    EXHIBITS

Exhibit Number

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2026, are formatted in Inline XBRL: (i) consolidated balance sheets of Krystal Biotech, Inc., (ii) consolidated statements of operations of Krystal Biotech, Inc., (iii) consolidated statements of operations and comprehensive income of Krystal Biotech, Inc., (iv) consolidated statements of changes in equity of Krystal Biotech, Inc., (v) consolidated statements of cash flows of Krystal Biotech, Inc. and (vi) notes to condensed consolidated financial statements of Krystal Biotech, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.
*        Filed herewith.
**    Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRYSTAL BIOTECH, INC.
(Registrant)

Date: November 2, 2026	By:	/s/ Krish S. Krishnan
Krish S. Krishnan
President and Chief Executive Officer
(Principal executive officer)

Date: November 2, 2026	By:	/s/ Kathryn A. Romano
Kathryn A. Romano
Chief Accounting Officer
(Principal financial and accounting officer)